Form 10QSB
period 1999-09-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2000-01-13
CIK 1094032

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                            FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                ----------       ----------

                 Commission file number - 000-21483

                 JARRETT/FAVRE DRIVING ADVENTURE, INC.
        (Exact name of Small Business Issuer in its charter)



        FLORIDA                                 59-3564984
  (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                Identification No.)

3660 Maguire Boulevard, Suite 101, Orlando Florida         32803
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code:     (888) 467-2231

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             12,335,000 Shares of Common Stock ($.001 par value)
                            (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

          Jarrett/Favre Driving Adventure, Inc.


PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

The Jarrett/Favre Driving Adventure, Inc.
               (A Development Stage Company)
                       Balance Sheet
                    September 30, 1999
                        (Unaudited)

                          ASSETS
Current assets:
  Cash                                              $   87,604
  Inventory                                             12,934
  Prepaid expenses                                       5,088
                                                     ---------
      Total current assets                             105,626

Property and equipment, at cost, net of
  accumulated depreciation of $11,181                  276,000

Vehicles acquired from related party, at cost           75,000

Other assets                                            11,590
                                                     ---------
                                                    $  468,216
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $    5,628
  Accounts payable                                      42,803
  Accrued expenses                                      21,791
  Accrued salaries - officers                           30,000
                                                     ---------
      Total current liabilities                        100,222

Long-term debt                                          16,902


Stockholders' equity:
 Common stock, $.01 par value,
 100,000,000 shares authorized,
  12,335,000 shares issue and outstanding              123,350
 Additional paid-in capital                          1,683,319
 Unearned services                                    (847,918)
 Deficit accumulated during development stage         (607,659)
                                                     ---------
                                                       351,092
                                                     ---------
                                                    $  468,216


See accompanying notes to financial statements.

 The Jarrett/Favre Driving Adventure, Inc.
       (A Development Stage Company)
          Statement of Operations
   Three Months Ended September 30, 1999
And For the Period From Inception (November 24, 1998)
          to September 30, 1999
                (Unaudited)

                                             Three Months     Inception
                                                 Ended           To
                                             September 30,  September 30,
                                                 1999           1999

Sales                                        $   75,785     $   76,883
Cost of sales                                   147,566        148,293
                                              ---------      ---------
Gross profit                                    (71,781)       (71,410)

 General and administrative expenses:
  Advertising expense                            31,740         52,676
  Amortization of service contracts              16,027         61,860
  Compensation of officers                       30,000         95,000
  Printing costs                                    690         25,526
  Professional fees                              10,791         36,741
  Salaries and wages                             52,536        128,163
  Travel expenses                                 1,267         30,010
  Other                                          38,088        108,675
                                              ---------      ---------
      Total                                     181,139        538,651
                                              ---------      ---------
Income (loss) from operations                  (252,920)      (610,061)

Other income and (expense):
 Interest expense                                  (190)          (380)
 Other income                                       856            856
 Interest income                                    104          1,926
                                              ---------      ---------
                                                    770          2,402
                                              ---------      ---------
Income before taxes                            (252,150)      (607,659)
Income taxes                                          -              -
                                              ---------      ---------
  Net income (loss)                          $ (252,150)    $ (607,659)

Per share information:

Basic and diluted (loss) per share           $     (0.02)   $    (0.05)

Weighted average shares outstanding           12,256,667    11,208,417


See accompanying notes to financial statements.

        The Jarrett/Favre Driving Adventure, Inc.
              (A Development Stage Company)
                 Statement of Operations
          Three Months Ended September 30, 1999
And For the Period From Inception (November 24, 1998) to September 30, 1999
                       (Unaudited)

                                                           Three Months     Inception
                                                              Ended             To
                                                          September 30,   September 30,
                                                               1999            1999

Net (loss)                                                $   (252,150)    $   (607,659)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                32,518           79,932
   Common stock issued for services                               -              65,000
Changes in assets and liabilities:
    (Increase) decrease in inventory                             1,462          (12,934)
    (Increase) in prepaid expenses                              19,922           (5,088)
   (Increase) in other assets                                      610          (11,590)
    Increase in accounts payable and
        accrued expenses                                        30,059           94,594
                                                             ---------        ---------
       Total adjustments                                        84,571          209,914
  Net cash (used in)
   operating activities                                       (167,579         (397,745)

Cash flows from investing activities:
   Acquisition of plant and equipment                           (3,301)        (261,671)
   Acquisition of vehicles from related party                     -             (75,000)
                                                             ---------        ---------
Net cash (used in) investing activities
 investing activities                                                          (336,671)

Cash flows from financing activities:
   Common stock sold for cash                                  135,000          825,000
   Repayment of long-term debt                                  (2,536)          (2,980)
                                                             ---------        ---------
  Net cash provided by
   financing activities                                        132,464          822,020
                                                             ---------        ---------
Increase (decrease) in cash                                    (38,416)          87,604
Cash and cash equivalents,
 beginning of period                                           126,020             -
                                                             ---------        ---------              -
Cash and cash equivalents,
 end of period                                              $   87,604       $   87,604

See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Unaudited Financial Statements
September 30, 1999

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's Registration Statement on Form 10 that contains the Company's audited financial statements for the period ended June 30, 1999.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

During the three months ended September 30, 1999, the Company received gross proceeds from the sale of common stock aggregating $135,000. The shares were sold at a price of $1.00 per share. Additionally, the Company recorded amortization of personal service contracts amounting to $22,918 during the three months ended September 30, 1999.

              The Jarrett/Favre Driving Adventure, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for the Corporation's products will be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Corporation's activities will be the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation's competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation's products as well as the private sale of the company's stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Corporation's continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation's financial statements. The Corporation does not anticipate any seasonality for its revenue stream.

The Corporation currently has classes planned through April of 2000. The classes are scheduled for three(3) weekends per month. Thus far there are over one hundred(100) students enrolled for these classes.

Capital and Source of Liquidity.   The Corporation currently has no
material commitments for capital expenditures. The corporation has no plans for future capital expenditures such as additional race cars at this time.

The Corporation anticipates in addition to revenues to raise additional capital to conduct operations during the next twelve(12) months. The corporation intends to raise the necessary capital through the private sale of stock. The Corporation believes that there will be sufficient capital from revenues and the private sale of stock to conduct operations for the next twelve(12) months.

Presently, the Corporation's revenue comprises fifty(50) percent of the total cash necessary to conduct operations. The remaining fifty(50) percent of the cash necessary to conduct operations will come from the private sale of stock. Future revenues from classes and events will determine the amount of offering proceeds necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of offering as the Corporation's financial situation dictates.

For the three months ended September 30, 1999, the Corporation acquired plant and equipment of $3,301 resulting in net cash used in investing activities of $3,301.

For the period from inception to June 30, 1999, the Corporation acquired plant and equipment of $333,370 resulting in net cash used in investing activities of $333,370.

For the three months ended September 30, 1999, the Corporation sold common stock for $135,000 and repaid $2,536 of long-term debt. As a result, the Corporation had net cash provided by financing activities of $132,464 for the three months ended September 30, 1999.

For the period from inception to June 30, 1999, the Corporation sold common stock for $690,000 and repaid $444 of long-term debt. As a result, the Corporation had net cash provided by financing activities of $689,556 for the period from inception to June 30, 1999.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the three months ended September 30,
1999, the Corporation had sales of $75,785 and cost of sales of $147,566 resulting in gross profit of ($71,781).

For the three months ended September 30, 1999, the Corporation had
general and administrative expenses of $18;1,139.   These expenses
consisted primarily of advertising of $31,740, amortization of service contracts of $16,027, compensation of officers of $30,000, printing costs of $690, professional fees of $10,791, salaries and wages of $52,536, travel expenses of $1,267 and other expenses of $38,088.

For the period from inception (November 24, 1998 to June 30, 1999, the Corporation had sales of $1,098 with a cost of sales of $727 for a gross profit of $371.

For the period from inception (November 24, 1998) to June 30, 1999, the Corporation had general and administrative expenses of $357,512. These expenses consisted primarily of advertising of $20,946, compensation of officers of $65,000, consulting services of $12,080, legal services of $15,000, payroll taxes of $7,633, printing costs of $24,836, accounting fees of $10,950, salaries of $75,627, rent of $10,229, supplies of $3,707, telephone of $5,083, travel costs of $28,744 and miscellaneous expenses of $77,677.

The Corporation shall focus on limiting its administrative costs.

Plan of Operation. The Corporation is in the development stage and has not conducted any significant operations to date or received any material operating revenues. The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation's stage of development, many of which are beyond the Corporation's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The Corporation is not delinquent in any of its obligations even though the Corporation has generated limited operating revenues. The Corporation intends to market its products and services utilizing cash made available from the private sale of its securities and operations. The Corporation's management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay its expenses for the next twelve months.

GENERAL - YEAR 2000 ISSUES

The Corporation has conducted a comprehensive review of its computer systems to identify any business functions that could be affected by the "Year 2000" issue. As the millennium ("Year 2000") approaches, businesses may experience problems as the result of computer programs being written using two digits rather than four to define the
applicable year.   The Corporation has conducted a comprehensive review
of its computer systems to identify those areas that could be affected
by the "Year 2000" issue.   Any of the Corporation's programs that have
time-sensitive software may recognize a date using "00" as the year
1900 rather than the year 2000.   If not corrected, this could result
in extensive miscalculations or a major system failure.

The Corporation relies on industry standard software.   Certain
manufacturers have already provided the Corporation with upgraded software to address the "Year 2000" issue and the Corporation believes that its remaining software manufactures will modify their programs
accordingly.   In the event the remaining manufacturers do not upgrade
their software packages, the Corporation will replace such software
with programs that address the "Year 2000" issue.   The Corporation
believes that by modifying existing software and converting to new software, the "Year 2000" issue will not pose significant operational problems and is not anticipated to require additional expenditures that would materially impact its financial position or results of operations in any given year.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors and suppliers Year 2000 readiness.

As of the date of this filing, the Year 2000 issue has not had any impact on the operations of the Company.

The Jarrett/Favre Driving Adventure, Inc.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                            /s/ Timothy Shannon
                                 ----------------------------
                                 Timothy Shannon, President


January 12, 2000