Form 10QSB
period 1999-12-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2000-04-24
CIK 1094032

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         000-27251

                 JARRETT/FAVRE DRIVING ADVENTURE, INC.
        (Exact name of Small Business Issuer in its charter)



        FLORIDA                                      59-3564984
  (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                Identification No.)

3660 Maguire Boulevard, Suite 101, Orlando Florida         32803
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code:     (888) 467-2231

 Check mark whether the Issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    12,520,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
December 31, 1999                             4

Statements of Operations                      5


Statements of Cash Flows                      6

Notes to Financial Statements                 7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                  8-9

PART II

Other Information                            10

Signatures                                   11

Financial Data Schedule                      12

                 The Jarrett/Favre Driving Adventure, Inc.

                             Balance Sheet

                            December 31, 1999

                     ASSETS

Current assets:
 Cash                                     $        112,554
 Inventory                                          20,835
 Prepaid expenses                                    1,746
                                          ----------------
  Total current assets                             135,135

Property and equipment, at cost, net of
 accumulated depreciation of $ 33,081              463,419
                                          ----------------
Other assets                                        11,729

                                           $        610,283
                                           ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt         $         5,846
 Accounts payable                                   66,381
 Accrued expenses                                  163,761
                                           ---------------
  Total current liabilities                        235,988
                                           ---------------
Long-term debt                                      16,392
                                           ---------------
Stockholders' equity:
 Common stock, $ .01 par value, 100,000,000
  shares authorized, 12,620,000 shares
  issued and 12,520,000 outstanding                125,485
 Additional paid-in capital                      1,894,684
 Treasury stock                                   (100,000)
 Unearned services                                (840,003)
 Accumulated deficit                              (722,263)
                                           ---------------
  Total stockholders' equity                       357,903
                                           ---------------
                                           $       610,283
                                           ===============

                 The accompanying notes are an
           integral part of these financial statements.

                The Jarrett/Favre Driving Adventure, Inc.

                        Statement of Operations

                              3 Mos. Ended          3 Mos. Ended           6 Mos. Ended         6 Mos. Ended
                                 Dec. 31,              Dec. 31,               Dec. 31,            Dec. 31,
                                  1999                   1998                   1999                1999
                              -------------         --------------         --------------      --------------
Sales                         $     214,348         $           -           $     290,133        $         -
Cost of sales                       159,713                     -                 307,279                  -
                              -------------         -------------           -------------       ------------
Gross profit                         54,635                     -                 (17,146)                  -

Other costs and expenses:
 Selling expenses                    32,411                     -                  64,151                  -
 General and administrative         116,095                     -                 233,355                  -
 Depreciation and amortization       31,777                     -                  63,554                  -
                              -------------         -------------           -------------       ------------
Income (loss) from operations      (125,648)                    -                (378,206)                 -

Other income and (expenses):
 Other income                        11,564                     -                  12,524                  -
 Interest expense                      (520)                    -                  (1,072)                 -
                               ------------         -------------           -------------       ------------
Income before taxes                (114,604)                    -                (366,754)                 -
Income taxes                              -                     -                       -                  -
                               ------------         -------------           -------------        -----------
 Net income (loss)            $    (114,604)        $           -           $    (366,754)       $          -
                              =============         =============           =============        ============
per share information:

Basic (loss) per share        $       (0.01)                                $       (0.03)
                              =============         =============           =============        =============
Weighted average shares
     outstanding                 12,538,141                                    12,395,321
                              =============         =============           =============        -============

                      The accompanying notes are an
                 integral part of these financial statements.

              The Jarrett/Farve Driving Adventure, Inc.

                   Statement of Cash Flows

                                                                 6 Mos. Ended         6 Mos. Ended
                                                                 Dec. 31, 1999        Dec. 31, 1998
Net (loss)                                                        $   (366,754)        $         -
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                          62,333                   -
 Equipment received in exchange for sponsorship                      (113,000)                   -
 Changes in assets and liabilities:
  (Increase) decrease in inventory                                     (6,439)                   -
  (Increase) decrease in prepaid expenses                              23,264                    -
  (Increase) decrease in other assets                                     471                    -
  Increase (decrease) in accounts payable and
   accrued expenses                                                   165,607                    -
                                                                 ------------         ------------
   Total adjustments                                                  132,236                    -
                                                                 ------------         ------------
 Net cash (used in) operating activities                             (234,518)                   -

Cash flows (used in) investing activities:                        -----------         ------------
 Acquisition of property and equipment                                (24,620)                   -
                                                                  -----------          -----------
 Net cash (used in) investing activities                              (24,620)                   -
                                                                  -----------          -----------
Cash flows from financing activities:
 Common stock sold for cash                                           348,500                    -
 Purchase of treasury stock                                          (100,000)                   -
 Repayment of long term debt                                           (2,828)                   -
                                                                  -----------          -----------
 Net cash from financing activities                                   245,672                    -
                                                                  -----------          -----------
Increase (decrease in cash)                                          (13,466)                    -

Cash and equivalents, beginning of period                            126,020                     -
                                                                  ----------           -----------
Cash and equivalents, end of period                             $    112,554           $         -
                                                                ============           ===========

              The accompanying notes are an
         integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
December 31, 1999


Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-GSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended June 30, 1999.

Stockholders' Equity

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the six months ended December 31, 1999 the Company sold 348,500 shares of the Company's restricted common stock for cash aggregating $ 348,500. The Company also purchased as treasury stock, 50,000 shares from the Company's president and 50,000 shares from the Company's vice president for cash in the amount of $ 100,000.

Commencement of Operations

The Company commenced operations on July 2, 1999. During the six months ended December 31, 1999, the Company generated $ 168,416 in revenues from track operations.

Sponsorship Revenue

During the six month period ended December 31, 1999, the company recognized sponsorship revenue in the amount of $ 113,000. The sponsoring corporations provided the Company with a vehicle, supplies and equipment used in operations.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for Jarrett/Favre's products will be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Jarret/Favre's activities will be the receipt of revenues from its driving school services and products, Jarrett/Favre's business operations may be adversely affected by Jarrett/Favre's competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on Jarrett/Favre's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of Jarrett/Favre's products as well as the private sale of the company's stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from Jarrett/Favre's continuing operations. There are no known causes for any material changes from period to period in one or more line items of Jarrett/Favre's financial statements. Jarrett/Favre does not anticipate any seasonality for its revenue stream.

Jarrett/Favre currently has classes planned through April of 2000. The classes are scheduled for three(3) weekends per month. Thus far there are over one hundred(100) students enrolled for these classes.

Capital and Source of Liquidity.   Jarrett/Favre currently has no
material commitments for capital expenditures. Jarrett/Favre has no plans for future capital expenditures such as additional race cars at this time.

Jarrett/Favre anticipates in addition to revenues to raise additional capital to conduct operations during the next twelve(12) months. The corporation intends to raise the necessary capital through the private sale of stock. Jarrett/Favre believes that there will be sufficient capital from revenues and the private sale of stock to conduct operations for the next twelve(12) months.

Presently, Jarrett/Favre's revenue comprises fifty(50) percent of the total cash necessary to conduct operations. The remaining fifty(50) percent of the cash necessary to conduct operations will come from the private sale of stock. Future revenues from classes and events will determine the amount of offering proceeds necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of offering as Jarrett/Favre's financial situation dictates.

For the six months ended December 31, 1999, Jarrett/Favre acquired plant and equipment of $24,620 resulting in net cash used in investing activities of $24,620.

For the six months ended December 31, 1998, Jarrett/Favre had no investing activities.

For the six months ended December 31, 1999, Jarrett/Favre sold common stock for $348,500, purchased treasury stock of $100,000 and repaid $2,828 of long-term debt. As a result, Jarrett/Favre had net cash provided by financing activities of $245,672 for the six months ended December 31, 1999.

For the six months ended December 31, 1998, Jarrett/Favre pursued no financing activities.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the six months ended December 31,
1999, Jarrett/Favre had sales of $290,133 and cost of sales of $307,279 resulting in gross profit of $(17,146).

For the six months ended December 31, 1999, Jarrett/Favre had
general and administrative expenses of $233,355.   These expenses
consisted primarily of salaries-officers of$60,000, salaries-other of $83,167, payroll taxes & benefits of $17,655, professional fees of $15,148, rent of $13,634, telephone expense of $15,807, equipment rental of $3,617, office supplies of $3,193, postage of $4,058, printing of $4,900, licenses and fees of $1,298, meals and entertainment of $1,686, bank/credit card charges of $4,651, web site expense of $3,673 and other expense of $868.

For the six months ended December 31, 1998, Jarrett/Favre had no general and administrative expenses.

Jarrett/Favre shall focus on limiting its administrative costs.

Plan of Operation.  Jarrett/Favre may experience problems;
delays, expenses and difficulties sometimes encountered by an enterprise in Jarrett/Favre's stage of development, many of which are beyond Jarrett/Favre's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Jarrett/Favre is not delinquent in any of its obligations. Jarrett/Favre intends to market its products and services utilizing cash made available from the private sale of its securities and operations. Jarrett/Favre's management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay its expenses for the next twelve months.

                             PART II

OTHER INFORM4ATION

ITEM 1,     LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.     CHANGES IN SECURITIES-

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.SUBMISSION OF.MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5     OTHER INFORMATION.

Not applicable.

ITEM 6-      EXHIBITS AND REPORTS ON FORM 8-K.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jarrett/Favre Driving Adventure, Inc.
(Registrant)


Date.    April 20, 2000



By:  /s/Timothy Shannon
     ---------------------
     Timothy Shannon, President