Form 10QSB
period 2000-03-31
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2000-05-15
CIK 1094032

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31 2000

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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    12,520,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
March 31, 2000                                4

Statements of Operations                      5

Statements of Cash Flows                      6

Notes to Financial Statements                 7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                  8-9

PART II

Other Information                            10

Signatures                                   11

Financial Data Schedule                      12

          The Jarrett/Favre Driving Adventure, Inc.

                         Balance Sheet

                        March 31, 2000

                ASSETS

Current assets:
 Cash                                      $          19,114
 Inventory                                            37,729
 Prepaid expenses                                      9,406
                                           -----------------
  Total current assets                                66,249

Property and equipment, at cost, net of
 accumulated depreciation of $ 54,381                498,324

Other assets                                          15,425
                                           -----------------
                                            $        579,998

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt          $          5,977
 Accounts payable                                     71,437
 Accrued expenses                                    210,013
                                            ----------------
  Total current liabilities                          287,427
                                            ----------------
Loan from officer                                     50,000
Long-term debt                                        15,482
                                            ----------------
  Total liabilities                                  352,909
                                            ----------------
Stockholders' equity:
 Common stock, $ .01 par value, 100,000,000
  shares authorized, 12,620,000 shares
  issued and 12,520,000 outstanding                  126,200
 Additional paid-in capital                        1,893,969
 Subscribed shares                                    20,000
 Treasury stock                                     (100,000)
 Unearned services                                  (824,586)
 Accumulated deficit                                (888,494)
                                             ---------------
  Total stockholders' equity                         227,089
                                             ---------------
                                             $       579,998
                                             ===============

The accompanying notes are an integral part of these financial statements.

               The Jarrett/Favre Driving Adventure, Inc.

                      Statement of Operations

                                                                                             Inception
                                                                                          (Nov. 24, 1998)
                                     3 Mos. Ended         3 Mos. Ended     9 Mos. Ended       Through
                                       Mar. 31,              Mar. 31,         Mar. 31,        Mar. 31,
                                         2000                 1999             2000             1999
                                     -------------        --------------   -------------    -------------
Sales                              $     124,296          $          -      $     414,429    $         -
Cost of sales                            134,918                     -            442,197              -
                                   -------------         -------------      -------------    -----------
Gross profit                             (10,622)                    -            (27,768)             -

Other costs and expenses:
 Selling expenses                         12,820                    -              76,971              -
 General and administrative              105,636               81,071             338,991         81,071
 Depreciation and amortization            37,326               22,917             100,880         22,917
                                   -------------          -----------        ------------    -----------
Income (loss) from operations           (166,404)            (103,988)           (544,610)      (103,988)

Other income and (expenses):
 Other income                                754                    -              13,278              -
 Interest expense                           (580)                   -              (1,652)             -
                                   -------------          -----------         -----------     ----------
Income before taxes                     (166,230)            (103,988)           (532,984)       (103,988)
Income taxes                                   -                    -                   -               -
                                   -------------          -----------         -----------     -----------
 Net income (loss)                 $    (166,230)         $  (103,988)        $  (532,984)     $ (103,988)
                                   =============          ===========         ===========     ===========
Per share information:

Basic (loss) per share             $       (0.01)         $     (0.01)        $     (0.04)     $    (0.01)
                                   =============          ===========         ===========      ==========
Weighted average shares
     outstanding                      12,548,500           11,571,967          12,446,009      10,089,664
                                   =============          ===========         ===========      ==========

The accompanying notes are an integral part of these financial statements.

              The Jarrett/Farve Driving Adventure, Inc.

                       Statement of Cash Flows

                                                                                 Inception
                                                                              (Nov. 24, 1998)
                                                     9 Mos. Ended                 Through
                                                      Mar. 31, 2000            Mar. 31, 1999
Net (loss)                                             $   (532,984)            $    (103,988)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                               99,050                    22,917
 Equipment received in exchange for sponsorship            (137,830)                        -
 Issuance of stock in exchange for services                       -                    60,000
 Changes in assets and liabilities:
  (Increase) decrease in inventory                          (23,333)                        -
  (Increase) decrease in prepaid expenses                    15,604                         -
  (Increase) decrease in other assets                        (3,226)                        -
  Increase (decrease) in accounts payable and
   accrued expenses                                         216,915                    17,431
                                                       ------------              ------------
   Total adjustments                                        167,180                   100,348
                                                       ------------              ------------
 Net cash (used in) operating activities                   (365,804)                   (3,640)
                                                       ------------              ------------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                      (35,995)                        -
                                                       ------------              ------------
 Net cash (used in) investing activities                    (35,995)                        -
                                                       ------------              ------------
Cash flows from financing activities:
 Common stock sold for cash                                 348,500                   381,000
 Loan from officer                                           50,000                         -
 Purchase of treasury stock                                (100,000)                        -
 Repayment of long term debt                                 (3,607)                        -
                                                        -----------               -----------
 Net cash from financing activities                         294,893                   381,000
                                                        -----------               -----------
Increase (decrease in cash)                                (106,906)                  377,360

Cash and equivalents, beginning of period                   126,020                         -
                                                      -------------                ----------
Cash and equivalents, end of period                   $      19,114                $  377,360


The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
March 31, 2000

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

During the three months ended March 31, 2000, the Company issued a subscription for 20,000 shares of restricted common stock in partial exchange for three racecars.

Track Operations
The Company commenced operations on July 2, 1999. During the three months ended March 31, 2000, the Company generated $ 108,183 in revenues from track operations.

Sponsorship Revenue
During the three month period ended March 31, 2000, the Company recognized sponsorship revenue in the amount of $ 24,830. The sponsoring corporation provided the Company with equipment used in operations.

Equipment Purchases
During the three months ended March 31, 2000, the Company purchased four (4) additional racecars to be used in track operations. These vehicles were purchased by the payment of cash in the amount of $ 18,500 and the issuance of a subscription for 20,000 shares of restricted common stock.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for Jarrett/Favre's products are dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Jarret/Favre's activities are the receipt of revenues from its driving school services and products, Jarrett/Favre's business operations may be adversely affected by Jarrett/Favre's competitors and prolonged recessionary periods.

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

Jarrett/Favre anticipates in addition to revenues to raise additional capital to conduct operations during the next twelve(12) months. The company intends to raise the necessary capital through the private sale of stock. Jarrett/Favre believes that there will be sufficient capital from revenues and the private sale of stock to conduct operations for the next twelve(12) months.

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

For the nine months ended March 31, 2000, Jarrett/Favre acquired plant and equipment of $35,995 resulting in net cash used in investing activities of $35,995.

For the period from inception through March 31, 1999, Jarrett/Favre had no investing activities.

For the nine months ended March 31, 2000, Jarrett/Favre sold common stock for $348,500, purchased treasury stock of $100,000 and repaid $3,607 of long-term debt. Additionally, Jarrett/Favre received
a loan from an officer of $50,000.   As a result, Jarrett/Favre had
net cash provided by financing activities of $294,893 for the nine months ended March 31, 2000.

For the period from inception through March 31, 1999, Jarrett/Favre received $381,000 from the sale of its common stock resulting in net cash from financing activities of $381,000.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the nine months ended March 31,
2000, Jarrett/Favre had sales of $414,429 and cost of sales of $442,197 resulting in gross profit of $(27,768).

For the nine months ended March 31, 2000, Jarrett/Favre had
general and administrative expenses of $338,881.   These expenses
consisted primarily of salaries-officers of $90,000, salaries-other of $109,609, payroll taxes & benefits of $29,367, professional fees of $18,571, rent of $21,072, telephone expense of $26,217, equipment rental of $4,435, office supplies of $4,729, postage of $7,498, printing of $5,291, licenses and fees of $1,698, meals and entertainment of $1,735, bank/credit card charges of $8,201, web site expense of $5,937 and other expense of $4,631.

For the period from inception through March 31, 1999, Jarrett/Favre
had general and administrative expenses of $81,071.   These expenses
consisted primarily of salaries-officers of $60,000, salaries-other of $3,533, payroll taxes & benefits of $394, professional fees of $5,000, consulting services of $6,091 and other expense of $6,053.

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

OTHER INFORMATION

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

Jarrett/Favre Driving Adventure, Inc.
(Registrant)


Date.    May 14, 2000



By:  /s/Timothy Shannon
     ---------------------
     Timothy Shannon, President