Form 10KSB
period 2000-06-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2000-10-13
CIK 1094032

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 6/30/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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


Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:          Common  Stock, $.01 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $624,909. As of June 30, 2000 the market value of the Company's voting $.0l par value common stock held by non-affiliates of the Company was
$1,750,000     .

The number of shares outstanding of Company's only class of common stock, as of June 30, 2000 was 12,448,500 shares of its $.01 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS

The Corporation was formed as a C corporation and incorporated November
24, 1998.    The company is currently not involved with any
proceedings, bankruptcy or receiverships.

The Corporation is in the operational stage and offers entertainment based oval driving schools and events. These classes are conducted at various racetracks throughout the country.

The Corporation completed its first driving classes in Rockingham, NC July of 1999. Since July 4th the Corporation has run classes, Bristol, Darlington, Talladega, Nashville, Milwaukee, Lakeland, Charlotte,
Atlanta, Salem, Michigan, Birmingham and Chicago.

The Corporation currently owns ten(10) race cars. These race cars are classified as stock cars and are equipped for oval or round tracks
only.   They are fully loaded with brand new Jasper 550hp engines, five(5) point harnesses, communications, track specific gears and complete safety cages.

The Corporation has negotiated terms with over twenty(20) racetracks where, for a fee ranging from $0 to $10,000 a day we can rent their tracks. The agreement at Talladega is on a percentage of revenue basis. These negotiated terms are presented as rental lease agreements.

Products and Services.   The Corporation offers five(5) types of ride
or drive programs for individuals and corporations. The "Qualifier" is a three(3) lap ride with a professional driver which lasts about five(5) minutes, depending on the length of the track. The "Season Opener" is a half day training class culminating in the student driving for ten(10) laps. The "Twin Ten" and "Happy Hour" are also half day driving classes with the students driving twenty(20) or thirty(30) laps respectively. The "Advanced Stock Car Adventure" is a full day fifty(50) lap class.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

The main purpose of each event is the thrill of actually driving the race car.

The Corporation's objective is to utilize this first "hub" of ten(10) race cars on the east coast to their full potential. It is in the company's plans that once this first hub becomes utilized at least fifteen(15) days per month and is profitable, to then add another "hub" on the West Coast. This would entail the purchase of another ten(10) race cars and the support equipment necessary to maintain them.

The Corporation has purchased ten(10) stock cars at an approximate
price of $50,000 per car.   Parts will be nominal due to the lack of
any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs will be approximately $40,000 per month at each active "hub". The company has an operating lease for a Miller Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $1000 per day.

The Corporation also offers a number of add-on sale items including videos from its Adventure Cam located in the car (split screen cameras), clothing and souvenirs.

The Corporation is currently developing its logos and marketing materials and will commence the trademarking process for its name and various products and services.

Marketing.   The Corporation offers its products and services at
various tracks throughout the country.   The Corporation shall employ a
marketing manager.  These individuals will primarily be responsible
with closing the prospects created through promotion.   These services
will be sold as corporate outings and directly to the public through various marketing and advertising mediums such as television, radio, billboard, newspaper, direct mail and on-site marketing.

Promotional and Licensing Agreements.   In December 1998, the
Corporation entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre

(individually, the "Licensor") whereby these individuals have granted the Corporation the use of their names and likeliness in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or
television commercials as set out in each agreement.   Ned Jarrett is
the father of Dale Jarrett and Glenn Jarrett.   Dale Jarrett is the
father of Jason Jarrett.

Pursuant to these agreements, the Corporation has issued an aggregate of 5,500,000 Common Shares of the Corporation. The term of each agreement is Ten (10) years unless sooner terminated by the occurrence of any of the following:

(a) a material breach by the Corporation of the agreement which breach has not been satisfied within thirty (30) days of receipt of written notice from the Licensor;

(b) upon receipt of written notice from the Licensor if, as a result of (i) any act or omission of the Corporation, (ii) any claim or charge against the Corporation or (iii) any other occurrence or circumstances involving the Corporation, the continued association of Licensor with the Corporation would be detrimental to the value of the Licensed Material or to Licensor's image or reputation;

(c) the failure of the Corporation to continually operate and manage the business according to the policies, practices and standards agreed to by the parties;

(d) the failure of the Corporation to raise the $100,000 in investment capital; and

(e) the failure of the Corporation to comply with any laws and regulations, the consequences of which are material adverse to the Corporation.

During the term of the agreements, the Licensor agrees not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the Corporation's business of owning and managing driving schools.

The Corporation has also agreed not to issue any additional common shares in the Corporation's stock to insiders, directors without the
Licensor's approval.   Additionally, any and all future financings will
be offered to the Licensor prior to outside fullment.   There will be
no issuance of preferred shares and/or warrants to insiders of the Corporation for at least five (5) years from November 24, 1998.

Competition. The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There are two well-established market leaders (Richard Petty Driving Experience and the Skip Barber Driving School) that are nationally recognized and which possess substantially greater financial, marketing personnel and other resources than the
Corporation.    There are also a small number of local or regional
schools.  Virtual reality driving experiences are also becoming more
and more realistic and therefore a growing competitor.   It is also
likely that other competitors will emerge in the near future.   There
is no assurance that the Corporation will compete successfully with
other established driving schools.   The Corporation shall compete on
the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees.   The Corporation will employs seven full time employees
responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of the
Corporation's marketing plan.    Each active location will have up to
10 employees including but not limited to two mechanics, two driving instructors, two administrators, a flagman, two salesmen, an accountant and a site manager.

Additional employees and/or independent contractors will be obtained as required.

Seasonal Nature of Business Activities.   The Corporation's operations
shall not be seasonal, though some track locations may only operate on certain days or certain times of the year. Primarily, this will be due to the weather. It is the Corporation's plans to run more tracks in the south during the winter. The Corporation expects a steady revenue stream throughout the year.

Government Regulation.    The Corporation does not currently need any
government approval of our services. The Corporation is not aware of any existing or probable governmental regulations on our business or industry. The Corporation is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker's compensation and property and casualty insurance.

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 3660 Maguire Boulevard, Suite 101, Orlando, Florida 32803. The Corporation leases its office facilities under an operating lease through April 15, 2000. These facilities consist of 2000 square feet and are leased at the monthly lease rate of $2,300. The Corporation also leases a garage in Denver, NC located at 6652 Denver Industrial Park, Denver, NC 28037.


ITEM 3.    LEGAL PROCEEDINGS.

Global is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2000, no matters were submitted to a vote of Jarrett/Favre's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.    The Corporation began trading publicly on the
NASD Over the Counter Bulletin Board in June 22, 2000.

The following table sets forth the range of high and low bid quotations for the Company's common stock as reported on the NASD Bulletin Board, by Wienstock Securities, Paragon Securities, Sharpe Capital, Herzog Securities, Nite Securities, Mayer Shweitzer, GVR Capital, Fleet
Securities and Program.    The quotations represent inter-dealer prices
without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                   High  Bid             Low Bid

             6/30/00                     2 7/8                     2
             9/30/00                     1 1/8                    1 3/4

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of August 31, 2000, the number of holders of Corporation's common stock is 56.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Corporation's products will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Corporation's activities will be the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation's competitors and prolonged recessionary periods.

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

The Corporation currently has classes planned through December, 2001.

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

Presently, the Corporation's revenue comprises eighty(80) percent of the total cash necessary to conduct operations. The remaining twenty(20) percent of the cash necessary to conduct operations will come from the private sale of stock. Future revenues from classes and events will determine the amount of offering proceeds necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of offering as the Corporation's financial situation dictates.

For the year ended June 30, 2000, the Corporation acquired plant and equipment of $39,840 resulting in net cash used in investing activities of $39,840.

For the period from inception to June 30, 1999, the Corporation acquired plant and equipment of $333,370 resulting in net cash used in investing activities of $333,370.

For the year ended June 30, 2000, the Corporation sold or subscribed
common stock for cash of $448,500.   The Corporation repurchased
officers shares for $1,000.   For the year ended June 30, 2000, the

Corporation received proceeds from officer advances of $50,000 and
repaid $5,000 of that advance.   The Corporation repaid $4,086 of long-
term debt.   As a result, the Corporation had net cash provided by
financing activities of $488,414.

For the period from inception to June 30, 1999, the Corporation sold common stock for $690,000 and repaid $444 of long-term debt. As a result, the Corporation had net cash provided by financing activities of $689,556 for the period from inception to June 30, 1999.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the year ended June 30, 2000, the
Corporation had sales of $624,909 with cost of sales of $489,295 for a gross profit of $135,614.

For the year ended June 30, 2000, the Corporation had general and administrative expenses of $1,743,054. These expenses consisted of advertising expense of $77,802, amortization of service contracts of $94,107, compensation of officers of $219,000, consulting expenses of $765,000, depreciation of $88,126, printing costs of $5,291, professional fees of $21,700, rent of $76,962, salaries and wages of $270,679, telephone expense of $34,327, travel expenses of $9,983 and other expenses of $80,077.

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

Plan of Operation. The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation's stage, many of which are beyond the Corporation's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Corporation. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Corporation, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the
Corporation.    Directors receive no cash compensation or fees for
their services rendered in such capacity.

Mr. Shannon, Mr. Rosenbloom and Mr. Glenn Jarrett are full time employees of the Corporation.

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 39        President, Director            Inception to Present
                               Chief Executive Officer

Brian C. Rosenbloom, age 40        Vice President                Inception to Present
                             Secretary/Treasurer/Director
                                Chief Financial Officer

Glenn Jarrett, age 50          Chief Operating Officer           Inception to Present
                                      Director

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and
Chief Executive Officer of the Corporation since its inception. Previously, Mr. Shannon has been employed in the investors relations industry and currently serves as Vice President and a principal of Shannon/Rosenbloom Marketing, an Orlando, Florida investor relations
firm.   From 1992 to 1994, Mr. Shannon was an investment advisor with
Great Western Financial Securities and Hearn Financial, a Corporation
that he co-founded.   Mr. Shannon spent six years as a systems engineer
and marketing representative with IBM after graduating in 1983 from the University of South Florida with a degree in Computer Science.

Brian C. Rosenbloom.   Mr. Rosenbloom has been Secretary/Treasurer,
Vice President, Chief Financial Officer and a Director of the
Corporation since its inception.   Previously, Mr. Rosenbloom has been
in the investor relations industry and currently acts as President and a principal of Shannon/Rosenbloom Marketing, an Orlando, Florida
investor relations firm.    Prior to that, Mr. Rosenbloom has been
involved in the investment and finance industry working in various capacities. Mr. Rosenbloom graduated from the University of Albany in 1982.

Glenn Jarrett. Mr. Jarrett has been Chief Operating Officer and a Director of the Corporation since its inception. Mr. Jarrett works as an auto racing announcer and consultant. Mr. Jarrett has been a senior motorsports announcer for TNN since 1991. He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the "World of Racing" radio program on MRN radio which airs
weekdays.   Mr. Jarrett has an extensive background in auto racing.
He drove in the NASCAR Busch Series from 1982 to 1988 and ran a total
of eighteen (18) NASCAR Winston Cup Races from 1977 to 1983.   Mr.
Jarrett is the acting consultant and marketing coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions. Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

Indemnification. The Corporation shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation, or served any other enterprise as director, officer or employee at the request of the Corporation. The Board of Directors, in its discretion, shall have the power on behalf of the Corporation to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Corporation, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following cash compensation has been paid by the Corporation to its officers and directors, during which there were three (3) officers and three (3) directors.

                                                                                Long Term Compensation
                                          Annual Compensation            Awards                 Payouts
 (a)                     (b)     (c)         (d)       (e)      (f)     (g)      (h)            (i)
                                                       Other                                    All
Name                                                   Annual Restricted        LTIP           Other
and                                                    Compen-   Stock  Options/ Pay-          Compen-
Principal                       Salary        Bonus    sation    Awards  SARs    Outs          sation
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  1999     $60,000              $30,000(1)
                         2000     $60,000                  (2)

Brian C. Rosenbloom
Vice President
Secretary/Treasurer
Chief Financial Officer  1999     $60,000             $30,000(1)
                         2000     $60,000                  (2)
Glenn Jarrett(3)
Chief Operating Officer  1999    $35,000
                         2000          0

(1) At inception, the Corporation issued 6,000,000 Common Shares valued at $60,000 in lieu of cash payment for services to Mr. Shannon
($30,000) and Mr. Rosenbloom ($30,000).

(2)Mr. Shannon and Mr. Rosenbloom returned 50,000 shares each to the Corporation for cash in the aggregate of $99,000.

(3)The Corporation has entered into an agreement with Glenn Jarrett under which he will receive the option to purchase 250,000 Common
Shares of the Corporation at an option exercise price of $2.50 per
Common Share.   The term of the option is ten years.

The Corporation retains the right to increase or decrease the cash compensation of its employees as necessitated by business conditions.

The Corporation has not entered into Employment Agreements with its officers.

Board of Directors Compensation.  Currently board members receive no
special compensation for meetings or time incurred.    Director
liability insurance may be provided to all members of the Board of Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the Corporation serving in that capacity.

Stock Option Plan.    The Corporation shall implement an employee stock
option program.   The specifics of the plan have yet to be determined.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of
the Corporation individually and as a group.   Each named beneficial
owner has sole voting and investment power with respect to the shares set forth opposite his name.

              Shareholdings at Date of
                   This Prospectus

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  3,000,000                      25.0%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Brian Rosenbloom                 3,000,000                      25.0%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Dale Jarrett                     1,500,000                      12.5%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                      12.5%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      1,000,000                       8.0%
3182 9th Tee Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                       8.0%
3182 9th Tee Drive
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           7,000,000                     57.38%

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.
Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Shannon/Rosenbloom Marketing will not conduct the promotion and marketing for the Jarrett/Favre Driving Adventure, Inc. The Corporation has not and does not intend to enter into any promotion agreement with any company.

The Corporation has not acquired and does not plan to acquire any assets from a promoter.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors..........
Balance Sheet..................................
Statement of Operations........................
Statement of Stockholder's Equity..............
Statement of Comprehensive Loss
Statement of Cash Flows........................
Notes to Financial Statements..................

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
The Jarrett/Favre Driving Adventure, Inc.


We have audited the balance sheet of The Jarrett/Favre Driving Adventure, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Jarrett/Favre Driving Adventure, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.




                        James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Englewood, Colorado
September 22, 2000

         The Jarrett/Favre Driving Adventure, Inc.
                       Balance Sheet
                       June 30, 2000

                          ASSETS
Current assets:
  Cash                                                      $    77,315
  Accounts receivable                                             1,872
  Inventory                                                      13,141
  Prepaid expenses                                               47,210
                                                              ---------
      Total current assets                                      139,538

Property and equipment, at cost, net of
  accumulated depreciation of $72,423                           378,997

Vehicles acquired from related party, at cost, net of
  accumulated depreciation of $12,000                            48,000

Other assets                                                      9,760
                                                              ---------
                                                            $   576,295
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $     5,696
  Accounts payable                                               80,632
  Accrued expenses                                               24,179
  Accrued salaries - officers                                   120,000
  Deferred revenue                                              108,462
  Officer advances                                               45,000
                                                             ----------
      Total current liabilities                                 383,969

Long-term debt                                                   21,020

Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.01 par value,
 100,000,000 shares authorized,
  12,448,500 shares issue and outstanding                       124485
 Additional paid-in capital                                   1,894,684
 Subscriptions to common stock                                  895,000
 Unearned services                                             (779,169)
 Deficit                                                     (1,963,694)
                                                             ----------
                                                                171,306
                                                             ----------
                                                            $   576,295







See accompanying notes to consolidated financial statements.

 The Jarrett/Favre Driving Adventure, Inc.
         Statements of Operations
For The Years Ended June 30, 2000 and 1999

                                               2000        1999

Sales                                       $ 624,909    $ 1,098
Cost of sales and services                    489,295        727
                                            ---------    -------
Gross profit                                  135,614        371

 General and administrative expenses:
  Advertising expense                          77,802     40,421
  Amortization of service contracts            94,107     45,833
  Compensation of officers                    219,000     65,000
  Consulting expenses                         765,000       -
  Depreciation                                 88,126      1,581
  Printing costs                                5,291     24,836
  Professional fees                            21,700     25,950
  Rent                                         76,962     14,059
  Salaries and wages                          270,679     75,627
  Telephone expense                            34,327      5,084
  Travel expenses                               9,983     28,743
  Other                                        80,077     30,378
                                            ---------    -------
      Total                                 1,743,054    357,512
                                            ---------    -------
(Loss) from operations                     (1,607,440)  (357,141)

Other income and (expense):
 Interest expense                              (2,175)      (190)
 Interest income                                  104      1,822
 Other income                                   1,326       -
                                            ---------    -------
                                                 (745)     1,632
                                            ---------    -------
(Loss) before taxes                        (1,608,185)  (355,509)
Income taxes                                     -          -
                                            ---------    -------

  Net (loss)                              $(1,608,185)  $(355,509)


Per share information:

Basic and diluted (loss) per share         $    (0.13)   $  (0.03)

Weighted average shares outstanding         12,424,00   10,859,000





See accompanying notes to consolidated financial statements.

    The Jarrett/Favre Driving Adventure, Inc.
  Statement of Changes in Stockholders' Equity
   For The Years Ended June 30, 2000 and 1999

                                                               Additional
                                             Common Stock        Paid-in         Stock      Unearned
                    ACTIVITY              Shares     Amount     Capital     Subscriptions   Services     Deficit   Total
Shares issued for services at inception
   at par value                         6,000,000   $ 60,000    $     -        $     -       $    -      $    - $  60,000

Shares issued for service contracts     5,500,000     55,000    861,669              -      (870,836)         -    45,833

Shares issued for cash                    695,000      6,950    688,050              -            -           -   695,000
  Less expenses of offering                                      (5,000)             -            -           -    (5,000)

Shares issued for services                  5,000         50      4,950              -            -           -     5,000

Net loss for the year ended
  June 30, 1999                                 -          -           -             -            -    (355,509)  (355,509)
                                         --------    -------    --------      --------      -------    --------   --------

Balance June 30, 1999                  12,200,000    122,000   1,549,669            -      (870,836)   (355,509)   445,324

Shares issued for cash                    348,500      3,458     345,013            -             -           -    348,500

Common stock subscribed for
   property and services                                   -           -      795,000             -           -    795,000

Common stock subscribed for cash                           -           -      100,000             -           -    100,000

Repurchase of officers shares            (100,000)    (1,000)          -            -             -           -     (1,000)

Amortization of unearned services                          -           -            -        91,667           -     91,667

Net loss for the year ended
  June 30, 2000                                           -            -            -             -  (1,608,185) (1,608,185)

                                      -----------  --------    ---------    ---------     ---------   ----------  ----------
Balance June 30, 2000                  12,448,500 $ 124,485   $1,894,684   $  895,000    $ (779,169) $(1,963,694)   $171,306

See accompanying notes to financial statements.

      The Jarrett/Favre Driving Adventure, Inc.
              Statements of Cash Flows
     For The Years Ended June 30, 2000 and 1999

                                                          2000          1999

Net (loss)                                            $ (1,608,185) $  (355,509)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                           182,233       47,414
   Common stock issued for services                        765,000       65,000
   Sponsorship revenue                                     (82,830)        -
   Loss on sale of vehicle                                     582         -
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              (1,872)        -
    (Increase) decrease in inventory                         1,255      (14,396)
    (Increase) in prepaid expenses                         (22,200)     (25,010)
   (Increase) in other assets                                 -         (12,200)
    Increase in deferred revenue                           108,462         -
    Increase in accounts payable and
        accrued expenses                                   160,276       64,535
                                                        ----------   ----------
       Total adjustments                                 1,110,906      125,343
                                                        ----------   ----------
  Net cash (used in)
   operating activities                                   (497,279)    (230,166)

Cash flows from investing activities:
   Acquisition of plant and equipment                      (39,840)    (273,370)
   Acquisition of vehicles from related party                           (60,000)
                                                          --------    ---------
Net cash (used in) investing activities
 investing activities                                      (39,840)    (333,370)

Cash flows from financing activities:
   Common stock sold or subscribed for cash                448,500      690,000
   Repurchase of officers shares                            (1,000)        -
   Proceeds from officer advance                            50,000         -
   Repayment of officer advance                             (5,000)        -
   Repayment of long-term debt                              (4,086)        (444)
                                                           -------      -------
  Net cash provided by
   financing activities                                    488,414      689,556
                                                           -------      -------

Increase (decrease) in cash                                (48,705)     126,020
Cash and cash equivalents,
 beginning of period                                       126,020         -
                                                           -------      -------
Cash and cash equivalents,
 end of period                                           $  77,315    $ 126,020






See accompanying notes to consolidated financial statements.

       The Jarrett/Favre Driving Adventure, Inc.
               Statements of Cash Flows
      For The Years Ended June 30, 2000 and 1999

                                                            2000          1999
Supplemental cash flow information:
   Cash paid for interest                               $   2,175     $     190
   Cash paid for income taxes                           $    -        $    -


Non-cash Investing and Financing Activities:
   Vehicles acquired for stock subscription             $  30,000     $    -
   Vehicle acquired for note payable                    $  26,717     $  25,510

See accompanying notes to consolidated financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
June 30, 2000

Note 1. Organization and Summary of Significant Accounting
Policies.

The Company was incorporated in Florida on November 24, 1998 and
has elected to be taxed as a "C" corporation.   The Company offers
the "NASCAR" driving experience to the public. The Company owns several 'NASCAR" type automobiles and has secured over sixteen(16) racetrack locations at which it offers these services at various dates during the year. The Company has chosen June 30th as the end of its fiscal year. The Company was previously reported on as a development stage company.

     Inventory:
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company's logo.

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company's historical return experience, however sales returns have not been significant due to the nature of the services provided by the Company.

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended June 30, 2000.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $
77,802 and $40,421 for the years ended June 30, 2000 and 1999, respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the period ended June 30, 2000 as described in Note 4.

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. The adoption of SFAS No. 130 has had no impact on the Company. The Company has not engaged in transactions that would generate other comprehensive income as defined in the statement and, therefore, there is no difference between the Company's comprehensive income and net income.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. To date, the Company has operated in one business segment as defined by the statement.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The Company has to date not adopted benefit plans that would require the disclosures prescribed by the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Management believes that the adoption of SFAS No. 133 had no impact on the Company, as the Company has not engaged in transactions that would are whose accounting treatment is prescribed by the statement.

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 2000:

Office furniture an equipment        $  22,226
Shop and track equipment                72,386
Race vehicles                          378,338
Vehicles - other                        38,470
                                     ---------
                                       511,420
Less accumulated depreciation          (84,423)
                                     ---------
                                    $  426,997

Depreciation charged to operations was $88,126 and $1,581 for the years ended June 30, 2000 and 1999, respectively.


Note 3.  Other Assets

Other assets at June 30, 2000 consist of principally of costs associated with the development of the Company's internet web site and the software component thereof which will enable the Company to offer its services and arrange for payment therefore electronically. The Company is amortizing these costs over a five-year period that began at July 1, 1999. Amortization expense recorded during the year ended June 30, 2000 amounted to $2,440.


Note 4. Stockholders' Equity

At inception, the Company issued an aggregate of 6,000,000 shares of its common stock to two individuals who are officers and directors of the Company in exchange for there services rendered in connection with the formation of the Company. The shares were valued at par value.

During December 1998 the Company negotiated personal service contracts with certain members of the Jarrett family and Bret Favre. The Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts require the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts. The shares issued for the services to be performed over the contract terms were valued at $.1667 per share, which is the Company's estimate of the fair vale of the stock.

The shares issued pursuant to the contracts are not subject to vesting requirements or resale restrictions other than those imposed under Rule 144 of the Securities Exchange Act.

At the time of the stock issuances, the Company was in its early stages of formation and had not commenced its principal planned operations. The negotiation of the services contracts was the only major component of the Company's business plan that had been completed at December 1998, however it was the basis for continuing the implementation of the plan. Components of the plan that had not been implemented at the time of the stock issuance include the negotiation of track agreements, purchase of racecars, marketing efforts. Additionally at that date, the Company had not begun its capital formation effort. The relationship with the Jarrett family has proved invaluable in advancing the plan subsequent to the contract date and the Company began operations during July 1999. The value of Favre's participation in marketing the Company's services and the Jarrett family in assisting with the operation of the business are expected to be of benefit to the Company after the planned operations have begun and during the remaining contract terms.

Based on the Company's stage of development at the contract dates, the Company believes that its estimate of the value of the stock issued under the service contracts is reasonable as it attempts to assign an appropriate amount of expense to the future operating statements of the Company for these services.

The unearned services under the contracts aggregate $779,169 at June 30, 2000 and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended June 30, 2000 and 1999 amounted to $91,667 and $45,833, respectively. The services will be charged to expense ratably over the remaining terms of the contracts (8.5 years).

During March 1999, the Company commenced a private sale of its common stock to a limited group of investors. The Company sold 695,000 shares of its common stock for gross proceeds of $695,000 and incurred direct expenses of the offering amounting to $5,000.

During April 1999, the Company issued 5,000 shares of its common stock to an individual for services provided to the Company. The shares were valued at $1.00 per share, which is consistent with the price per share paid in cash by investors during the period.

During November 2000, the Company issued 348,500 shares of its restricted common stock to a limited group of investors for cash at $1.00 per share. Additionally during 2000, the Company authorized the issuance of 765,000 shares of its common stock to employees, consultants and others for services rendered to the Company during the year.

The shares are valued at $1.00 per share, which the Company believes is the fair value of its common stock at the date the stock issuances were approved by the Board of Directors. Additionally, the Company received subscriptions for an aggregate of 100,000 shares of common stock for $ 100,000 in cash and 30,000 shares which will be issued for the purchase of additional race vehicles. None of the subscribed shares had been issued at June 30, 2000.

During October 1999, the Company's Board of Directors approved the repurchase of 50,000 shares each from two of its officers at a price of $1.00 per share. The repurchased shares had been issued to the officers at the inception of the Company at a value of $.01 per share. The Company has retired the repurchased shares and has accounted for the difference between the issue price and the repurchase price as additional compensation to the officers.

Additionally during the year ended June 30, 2000 the Company issued options to purchase 400,000 shares of the Company's common stock to four consultants in recognition of services performed at an exercise price of between $1.00 and $2.00 per share. There was no difference between the exercise price of the options and the fair value of the stock at the vesting date signifying the completion of the services as approved by the Company's Board of Directors.

The Company has an aggregate of 200,000 options to purchase common stock at $1.00 per share and 200,000 options to purchase common stock at $2.00 per share outstanding at June 30, 2000. No options were exercised during the year ended June 30, 2000.

The weighted average fair value at the date of grant for options granted during 2000 as described above was $.05 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                               2000

Market value                  $1.00
Expected life in years        1 - 2
Interest rate                   7.5%
Volatility                       10%
Dividend yield                 0.00%

Stock based compensation costs would have increased pretax losses by $16,792 ($.01 per share) if the fair value of the options granted during those years had been recognized as compensation expense.

Note 5. Income Taxes.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate.

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the period ended June 30, 2000 as a result of an operating loss. The Company has a net operating loss carryforward at June 30, 2000 of approximately $1,900,000 that will expire $350,000 in 2014 and $1,550,000 in 2015. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 646,000
 Less valuation allowance                      (646,000)
                                              ---------
Net deferred tax asset                        $    -

During the year ended June 30, 2000 the valuation allowance for deferred tax assets increased by $541,000.

Note 6. Long-term Debt

The Company has a vehicle purchase contract outstanding at June 30, 2000 having an outstanding balance at that date of $26,716. The loan is due in monthly installments of $680 including interest at 10.2% through June 2004. The loan is collateralized by a support vehicle. Principal repayments are due as follows: $5,696 in 2001, $6,357 in 2002, $6,983 in 2003 and $7,730 in 2004.

Note 7. Commitments and contingencies

Operating leases:
The Company leases its office and garage facilities under
operating leases through April 15, 2000. Additionally, the Company has an operating leases associated with vehicles with a terms ending in April 2005. Minimum future rentals payable under the leases are as follows:
                       Year                         Amount
                                        2001      $ 71,238
                                        2002      $ 35,897
                                        2003      $ 34,574
                                        2004      $ 27,960
                                        2005      $  9,320

                                                     9,320

Rent expense amounted to $76,962 and $14,059 for the years ended
June 30, 2000 and 1999, respectively.

Note 8.  Related Party Transactions

During the year ended June 30, 2000, the Company's president advanced $50,000 in cash to the Company of which $5,000 was repaid prior to June 30, 2000. The advance does not bear interest and is expected to be repaid currently.

At June 30, 2000, the Company had accrued salary for two of its officers aggregating $120,000.

Note 9.  Business Segments and Related Information

The Company offers a "NASCAR" type driving experience to the general public at racetrack locations in the United States. To date its revenues have consisted of sales from the driving program and sales of promotional type apparel bearing the Company's logo.

The Company expects to continue sales of these items in conjunction with its driving experience business and does not expect that such sales will constitute a separate business segment. Sales of promotional items amounted to $26,045 and $1,098 during the years ended June 30, 2000 and 1999, respectively.

To date the Company has had no foreign sales and has no long-lived assets outside of the United States.

(b)    List of Exhibits

         The following exhibits are filed with this report:

        (27) Financial Data Schedule






 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 12, 2000        Jarrett/Favre Driving Adventure, Inc.

                                 /s/ Timothy Shannon
                                 ------------------------------------
                                 By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   October 12, 2000
-------------------                     Director

/s/Brian C. Rosenbloom            Principal Financial Officer
                                    Controller/Director       October 12, 2000

/s/Glenn Jarrett                        Director              October 12, 2000
-------------------


