Form 10QSB
period 2000-09-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2000-10-31
CIK 1094032

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30 2000

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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    12,520,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
September 30, 2000                                4

Statements of Operations                      5

Statements of Cash Flows                      6

Notes to Financial Statements                 7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                  8-9

PART II

Other Information                            10

Signatures                                   11

Financial Data Schedule                      12

                   The Jarrett/Favre Driving Adventure, Inc.

                               Balance Sheet

                             September 30, 2000

               ASSETS

Current assets:
 Cash                                         $       5,117
 Accounts receivable                                  4,838
 Inventory                                           11,532
 Prepaid expenses                                    50,408
                                              -------------
  Total current assets                               71,895

Property and equipment, at cost, net of
 accumulated depreciation of $ 109,023              433,812

Other assets                                          8,540
                                              -------------
                                              $     514,247

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $       5,288
 Accounts payable                                   113,776
 Accrued expenses                                    28,732
 Accrued salaries - officers                        150,000
 Deferred revenue                                    92,987
 Officer advances                                    55,000
                                              -------------
  Total current liabilities                         445,783

Long-term debt                                       20,054
                                              -------------
  Total liabilities                                 465,837

Stockholders' equity:
 Common stock, $ .01 par value,
  100,000,000 shares authorized
  13,143,500 outstanding                            131,435
 Additional paid-in capital                       2,582,734
 Subscribed shares                                  230,000
 Unearned services                                 (756,862)
 Deficit                                         (2,138,897)
                                               ------------
  Total stockholders' equity                         48,410
                                               ------------
                                               $    514,247
                                               ============

The accompanying notes are an integral part of these financial statements.

                      The Jarrett/Favre Driving Adventure, Inc.

                             Statement of Operations

                           3 Mos. Ended        3 Mos. Ended
                              Sept. 30,          Sept. 30,
                                2000               1999
                            -----------        ------------
Sales                        $   256,315       $    75,785
Cost of sales and services       173,246           147,566
                             -----------       -----------
Gross profit                      83,069           (71,781)

Geberal and administrative
   expenses:
 Advertising and marketing
   expense                        51,113            31,740
 Amortization of service
   contracts                      21,087            16,027
 Compensation of officers         30,000            30,000
 Depreciation                     24,600            15,750
 Salaries, wages and benefits     77,841            52,536
 Rent                             16,500            14,692
 Professional fees                10,978            10,791
 Other                            29,473             9,603
                              ----------       -----------
Income (loss) from operations   (178,523)         (252,920)

Other income and (expenses):
 Other income                      4,170               856
 Interest income                       -               104
 Interest expense                   (851)             (190)
                              ----------       -----------
Income before taxes             (175,204)         (252,150)
Income taxes                           -                 -
                              ==========       ===========
 Net income (loss)          $   (175,204)    $    (252,150)

Per share information:

Basic (loss) per share      $      (0.01)    $       (0.02)
                            ============     =============
Weighted average shares
   outstanding                12,999,967        12,256,667
                            ============     =============

          The accompanying notes are an integral
            part of these financial statements.

                 The Jarrett/Farve Driving Adventure, Inc.

                       Statement of Cash Flows

                                                             3 Mos. Ended          3 Mos. Ended
                                                              Sept. 30,              Sept. 30,
                                                                2000                   1999
Net (loss)                                                   $   (175,204)        $   (252,150)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                      48,127                32,518
 Issuance of stock in exchange for services                         30,000                     -
 Changes in assets and liabilities:
  (Increase) decrease in inventory                                   1,609                 1,462
  (Increase) decrease in prepaid expenses                           (3,198)               19,922
  (Increase) decrease in accounts receivable                        (2,966)                  610
  Increase (decrease) in deferred revenue                          (15,475)
  Increase (decrease) in accounts payable and
   accrued expenses                                                 67,698                30,059
                                                              ------------          ------------
   Total adjustments                                               125,795                84,571
                                                              ------------          ------------
 Net cash (used in) operating activities                           (49,409)             (167,579)
                                                              ------------          ------------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                             (31,415)               (3,301)
                                                              ------------          ------------
 Net cash (used in) investing activities                           (31,415)               (3,301)
                                                              ------------          ------------
Cash flows from financing activities:
 Common stock sold for cash                                                              135,000
 Loan from officer                                                  10,000
 Purchase of treasury stock                                                                    -
 Repayment of long term debt                                        (1,374)               (2,536)
                                                              ------------           -----------
 Net cash from financing activities                                  8,626               132,464
                                                              ------------           -----------
Increase (decrease) in cash                                        (72,198)              (38,416)

Cash and equivalents, beginning of period                           77,315               126,020
                                                              ------------           -----------
Cash and equivalents, end of period                           $      5,117           $    87,604
                                                              ============           ===========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
September 30, 2000

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended September 30, 2000.

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

For the three months ended September 30, 2000, Jarrett/Favre acquired property and equipment of $31,415 resulting in net cash used in investing activities of $31,415.

For the three months ended September 30, 1999, Jarrett/Favre acquired property and equipment of $3,301 resulting in net cash used in investing activities of $3,301

For the three months ended September 30, 2000, Jarrett/Favre repaid $1,374 of long-term debt. Additionally, Jarrett/Favre received a loan
from an officer of $10,000.   As a result, Jarrett/Favre had net cash
provided by financing activities of $8,626 for the three months ended September 30, 2000.

For the three months ended September 30, 1999, Jarrett/Favre sold common stock for $135,000, and repaid $2,536 of long-term debt. As a result, Jarrett/Favre had net cash provided by financing activities of $132,464 for the three months ended September 30, 1999.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the three months ended September 30,
2000, Jarrett/Favre had sales of $256,315 and cost of sales of $173,246 resulting in gross profit of $83,069.

For the three months ended September 30, 2000, Jarrett/Favre had
general and administrative expenses of $178,523.   These expenses
consisted primarily of advertising and marketing expense of $51,113, amortization of service contracts of $21,087, compensation of officers of $30,000, depreciation of $24,600, salaries, wages and benefits of $77,841, rent of $16,500, professional fees of $10,978 and other expenses of $29,473.

For the three months ended September 30, 19999, Jarrett/Favre had sales of $75,785 and cost of sales of $147,566 resulting in gross profit of ($71,781).

For the three months ended September 30, 1999, Jarrett/Favre had
general and administrative expenses of $252,920.   These expenses
consisted primarily of advertising and marketing expense of $31,740, amortization of service contracts of $16,027, compensation of officers of $30,000, depreciation of $15,750, salaries, wages and benefits of $52,536, rent of $14,692, professional fees of $10,791 and other expenses of $9,603.

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

Jarrett/Favre Driving Adventure, Inc.
(Registrant)


Date.    October 31, 2000



By:  /s/Timothy Shannon
     ---------------------
     Timothy Shannon, President