Form 10QSB
period 2000-12-31
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2001-02-08
CIK 1094032

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 2000

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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    13,143,500

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
December 31, 2000                             4

Statements of Operations                      5


Statements of Cash Flows                      6

Notes to Financial Statements                 7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                  8-9

PART II

Other Information                            10

Signatures                                   11

Financial Data Schedule                      12

           The Jarrett/Favre Driving Adventure, Inc.

                        Balance Sheet

                      December 31, 2000

ASSETS

Current assets:
Cash                                                $6,039
Accounts receivable                                  1,957
Inventory                                           10,265
Prepaid expenses                                    58,439
                                                    -------
Total current assets                                76,700

Property and equipment, at cost, net of
  accumulated depreciation of $ 133,623            417,553

Other assets                                         8,540
                                                   --------
                                                  $502,793
                                                  =========
LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
Current portion of long-term debt                   $5,950
Accounts payable                                    68,189
Accrued expenses                                    44,599
Accrued salaries - officers                        180,000
Deferred revenue                                    62,588
Officer advances                                   122,500
                                                   --------
Total current liabilities                          483,826

Long-term debt                                      17,999
                                                   --------
Total liabilities                                  501,825
                                                   --------
Stockholders' equity:
Common stock, $ .01 par value,
100,000,000 shares authorized
13,143,500 outstanding                             131,435
Additional paid-in capital                       2,582,734
Subscribed shares                                  230,000
Unearned services                                (734,556)
Deficit                                        (2,208,645)
                                               ------------
Total stockholders' equity                             968
                                               ------------
                                                  $502,793
                                               ============

         The accompanying notes are an integral
            part of these financial statements.

           The Jarrett/Favre Driving Adventure, Inc.
                     Statement of Operations

                                      3 Mos. Ended      3 Mos. Ended      6 Mos. Ended      6 Mos. Ended
                                        Dec. 31,           Dec. 31,         Dec. 31,          Dec. 31,
                                         2000               1999              2000              1999
                                      ---------          -----------      ------------      -------------
Sales                                 $297,177            $159,348           $553,492          $235,133
Cost of sales and services             148,348             104,162            321,594           212,181
                                      --------             -------            -------           -------
Gross profit                           148,829              55,186            231,898            22,952
                                      --------            --------         ----------           -------
General and administrative expenses:
   Salaries, wages and benefits         72,272              73,053            150,113           152,397
   Advertising and marketing expense    13,818              41,846             64,931            73,586
   Other                                32,154              30,339             61,627            47,259
   Compensation of officers             30,000             129,000             60,000           159,000
   Depreciation                         24,600              15,750             49,200            31,500
   Amortization of service contracts    24,747              24,747             45,834            45,834
   Rent                                 17,912              15,742             34,412            30,434
   Professional fees                     4,308               4,357             15,286            15,148
                                      --------             -------            -------           -------
Total expenses                         219,811             334,834            481,403           555,158
                                      ----------------------------         ----------------------------
Income (loss) from operations          (70,982)           (279,648)          (249,505)        (532,206)
                                      --------            ---------           --------         --------
Other income and (expenses):
Other income                             2,726              11,564              6,896             12,420
Interest income                             -                    -                 -                 104
Interest expense                        (1,492)               (520)            (2,343)             (1,072)
                                        ------              -------            -------             ------
Income before taxes                     (69,748)          (268,604)          (244,952)           (520,754)
Income taxes                                 -                   -                  -                   -
                                       ----------         ----------         ---------           ---------
Net income (loss)                     $ (69,748)         $(268,604)      $   (244,952)       $   (520,754)
                                       =========         ==========      =============        ============
Per share information:

Basic (loss) per share                $   (0.01)         $   (0.02)      $      (0.02)       $      (0.04)
                                      =========          ==========       ============       ==============
Weighted average shares outstanding   13,143,500         12,538,141         13,071,734          12,395,321
                                      ==========         ==========       ============       ==============

The accompanying notes are an integral part of these financial statements.

           The Jarrett/Farve Driving Adventure, Inc.
                      Statement Of Cash Flows

                                                                   6 Mos. Ended              6 Mos. Ended
                                                                     Dec. 31,                  Dec. 31,
                                                                      2000                        1999
                                                                    ---------                 -----------
Net (loss)                                                         $ (244,952)              $(520,754)
  Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities.
  Depreciation and amortization                                        93,813                   62,333
  Common stock subscribed for services                                 30,000                        -
  Sponsorship revenue                                                                         (58,000)
  Changes in assets and liabilities;
    (Increase) decrease in inventory                                    2,876                   (6,439)
    (Increase) decrease In prepaid expanses                           (11,229)                  23,264
    (increase) decrease in other assets                                 1,135                      471
    Increase (decrease) in deferred revenue                           (45,874)                  65,387
    increase (decrease) In accounts payable and
      accrued expenses                                                 67,977                  100,220
                                                                     --------                 ---------
Total adjustments                                                     138,698                  187,236
                                                                     --------                 ---------
Net Cash (used in) operating activities                              (106,254)                (333,518)
                                                                     --------                 ---------
Cash flows (used in) investing activities:
  Acquisition of property and equipment                               (39,756)                 (24,620)
                                                                     --------                  ---------
  Net cash (used in) investing activities                             (39,756)                 (24,620)
                                                                     ---------                 ---------
Cash flows from financing activities:
    Common stock sold for Cash                                                                 348,500
    Loan from officer                                                 77,500
    Purchase of officers' shares                                                                (1,000)
    Repayment of long term debt                                       (2,766)                   (2,828)
                                                                     --------                 ----------
    Net cash from financing activities                                74,734                    344,672
                                                                     --------                 ----------
    Increase (decrease) in cash                                      (71,276)                   (13,466)

Cash and equivalents, beginning of period                             77,315                     126,020
                                                                   ----------                ------------
Cash and equivalents, end of period                               $    6,039                 $   112,554
                                                                 ============                =============

The accompanying notes are an integral part of these financial statements.




The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
December 31, 2000

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended June 30, 2000.

Stockholders' Equity
Basic loss per share was computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial
Trends and Uncertainties. Demand for Jarrett/Favre's products are dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Jarret/Favre's activities are the receipt of revenues from its driving school services and products, Jarrett/Favre's business operations may be adversely affected by Jarrett/Favre's competitors and prolonged recessionary periods.

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

For the six months ended December 31, 2000, Jarrett/Favre acquired plant and equipment of $39,756 resulting in net cash used in investing activities of $39,756.

For the six months ended December 31, 1999, Jarrett/Favre acquired plant and equipment of $24,620 resulting in net cash used in investing activities of $24,620.

For the six months ended December 31, 2000, Jarrett/Favre had a loan from an officer of $77,500 and repaid $2,766 of long-term debt. As a result, Jarrett/Favre had net cash provided by financing activities of $74,734 for the six months ended December 31, 2000.

For the six months ended December 31, 1999, Jarrett/Favre sold common stock for $348,500, purchased treasury stock of $100,000 and repaid $2,828 of long-term debt. As a result, Jarrett/Favre had net cash provided by financing activities of $245,672 for the six months ended December 31, 1999.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the six months ended December 31,
2000, Jarrett/Favre had sales of $553,492 and cost of sales of $321,594 resulting in gross profit of $231,898.

For the six months ended December 31, 2000, Jarrett/Favre had
general and administrative expenses of $481,403.   These expenses
consisted primarily of salaries, wages and benefits of $150,113, advertising and marketing expense of $64,931, other expenses of $61,627 compensation of officers of $60,000, depreciation of $498,200, amortization of service contracts o $45,834, rent of $34,412 and professional fees of $15,286..

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

Jarrett/Favre Driving Adventure, Inc.
(Registrant)


Date.    February 8, 2001



By:  /s/Timothy Shannon
     ---------------------
     Timothy Shannon, President