Form 10QSB
period 2001-03-31
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2001-05-15
CIK 1094032

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31 2001

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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    12,520,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
March 31, 2001                                3

Statements of Operations                      4

Statements of Cash Flows                      5

Notes to Financial Statements                 6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                  7-8

PART II

Other Information                             9

Signatures                                   10

         The Jarrett/Favre Driving Adventure, Inc.
                Balance Sheet
                March 31, 2001

                   ASSETS

Current assets:
 Cash                                                $    16,765
 Accounts receivable                                       1,127
 Inventory                                                 9,457
 Prepaid expenses                                        162,815
                                                     -----------
  Total current assets                                   190,164

Property and equipment, at cost, net of
 accumulated depreciation of $ 160,623                   431,580

Other assets                                              58,555
                                                     -----------
                                                     $   680,299
                                                     ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $   11,938
 Accounts payable                                        120,408
 Accrued expenses                                         37,007
 Accrued salaries - officers                             210,000
 Deferred revenue                                        123,768
 Note payable                                            100,000
 Notes payable to shareholders                           174,000
                                                     -----------
  Total current liabilities                              777,121

Long-term debt                                            42,698
                                                     -----------
  Total liabilities                                      819,819
                                                     -----------
Stockholders' equity:
 Common stock, $ .01 par value,
  100,000,000 shares authorized
  13,483,500 outstanding                                 134,835
 Additional paid-in capital                            2,919,334
 Unearned services                                      (711,029)
 Deficit                                              (2,482,660)
                                                     -----------
  Total stockholders' equity                            (139,520)
                                                     -----------
                                                     $   680,299
                                                     ===========

The accompanying notes are an integral part of these financial statements.

              The Jarrett/Favre Driving Adventure, Inc.
                            Statement of Operations

                               3 Mos. Ended        3 Mos. Ended        9 Mos. Ended         9 Mos. Ended
                                  Mar. 31,            Mar. 31,           Mar. 31,             Mar. 31,
                                    2001                2000               2001                  2000
                               --------------       ------------       --------------       ------------
Sales                              $  108,832         $  102,751         $  662,324          $  337,884
Cost of sales and services            153,036             80,043            474,630             292,224
                                   ----------         ----------         ----------          ----------
Gross profit                          (44,204)            22,708            187,694              45,660
                                   ----------         ----------         ----------          ----------
General and administrative expenses:
 Salaries, wages and benefits          72,878             61,858            222,991             214,255
 Advertising and marketing expense      3,660             22,179             68,591              95,765
 Other                                 34,165             52,893             95,792             100,152
 Compensation of officers              30,000             30,000             90,000             189,000
 Depreciation                          27,000             28,313             76,200              59,813
 Amortization of service contracts     22,306             22,916             68,140              68,750
 Rent                                  18,286             15,838             52,698              46,272
 Professional fees                     18,149              4,668             33,435              19,816
                                   ----------         ----------          ---------           ---------
Total expenses                        226,444            238,665            707,847             793,823
                                   ----------         ----------          ---------           ---------
Income (loss) from operations        (270,648)          (215,957)          (520,153)           (748,163)
                                   ----------         ----------          ---------           ---------
Other income and (expenses):
 Other income                              20               858               6,916              13,278
 Interest income                            -                 -                   -                 104
 Interest expense                      (3,386)             (580)             (5,729)             (1,652)
                                    ---------         ---------            --------            --------
Income before taxes                  (274,014)         (215,679)           (518,966)           (736,433)
Income taxes                                -                 -                   -                   -
                                    ---------         ---------            --------            --------
 Net income (loss)                  $(274,014)        $(215,679)          $(518,966)          $(736,433)
                                    =========         =========           =========           =========
Per share information:

Basic (loss) per share              $   (0.02)        $   (0.02)          $   (0.04)          $   (0.06)
                                    =========         =========           =========           =========
Weighted average
     shares outstanding            13,232,944        12,548,500          13,124,686          12,446,009
                                   ==========        ==========          ==========          ==========

The accompanying notes are an integral part of these financial statements.

       The Jarrett/Favre Driving Adventure, Inc.
           Statement of Cash Flows

                                                 9 Mos. Ended         9 Mos. Ended
                                                    Mar. 31,             Mar. 31,
                                                      2001                 2000
                                                 -------------        -------------
Net (loss)                                        $   (518,966)      $   (736,433)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                         144,340           130,394
 Common stock subscribed for services                  140,000                 -
 Sponsorship revenue                                   (82,830)
 Changes in assets and liabilities:
  (Increase) decrease in inventory                       3,684           (23,333)
  (Increase) decrease in prepaid expenses             (166,230)           15,604
  (Increase) decrease in other assets                    2,575            (3,226)
  Increase (decrease) in deferred revenue               15,306           123,278
  Increase (decrease) in accounts payable and
   accrued expenses                                    142,604           111,742
                                                   -----------       -----------
   Total adjustments                                   282,279           271,629
                                                   -----------       -----------
 Net cash (used in) operating activities              (236,687)         (464,804)
                                                   -----------       -----------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                 (80,783)          (35,995)
                                                   -----------       -----------
 Net cash (used in) investing activities               (80,783)          (35,995)
                                                   -----------       -----------
Cash flows from financing activities:
 Common stock sold for cash                                              348,500
 Proceeds from notes payable                           133,518
 Proceeds from shareholder advances                    147,500            50,000
 Repayment of shareholder advances                     (18,500)
 Purchase of officers' shares                                             (1,000)
 Repayment of long term debt                            (5,598)           (3,607)
                                                    ----------        ----------
 Net cash from financing activities                    256,920           393,893
                                                    ----------        ----------
Increase (decrease) in cash                            (60,550)         (106,906)

Cash and equivalents, beginning of period               77,315           126,020
                                                    ----------        ----------
Cash and equivalents, end of period                 $   16,765        $   19,114
                                                    ==========        ==========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
March 31, 2001

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended June 30, 2001.

Stockholders' Equity
Basic loss per share was computed using the weighted average number of common shares outstanding.

 .

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

For the nine months ended March 31, 2001, Jarrett/Favre acquired plant and equipment of $80,783 resulting in net cash used in investing activities of $80,783.

For the nine months ended March 31, 2000, Jarrett/Favre acquired plant and equipment of $35,995 resulting in net cash used in investing activities of $35,995.

For the nine months ended March 31, 2001, Jarrett/Favre received proceeds from notes payable of $133,518 and received a loan from an
officer of $147,500.   Jarrett/Favre repaid shareholder advances of
$18,500 and repaid long term debt of $5,598.   As a result,
Jarrett/Favre had net cash provided by financing activities of $256,920 for the nine months ended March 31, 2001.

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

Results of Operations.    For the nine months ended March 31,2001,
Jarrett/Favre had sales of $662,324 and cost of sales of $474,630 resulting in gross profit of $187,694.

Quarterly revenue was affected adversely due to the cancellation of
nine track days because of inclement weather.   Revenues which would
have resulted from those days could not be recognized because of the
Company's accounting systems.   This resulted in understated revenue
for the quarter and an increase in pre-paid revenues as a line item on the Company balance sheet. The days are rescheduled to run throughout
the remainder of the year.   The Company recognized a few cancelled
reservations as a result.

For the nine months ended March 31, 2000, Jarrett/Favre had sales of $337,884 and cost of sales of 292,224 resulting in gross profit of 45,660.

For the nine months ended March 31, 2001, Jarrett/Favre had
general and administrative expenses of $707,847.   These expenses
consisted primarily of salaries, wages and benefits of $222,991, advertising and marketing expense of $68,591, other expense of $95,792, compensation of officers of $90,000, depreciation of $76,200, amortization of service contracts of $68,140, rent of $52,698 and professional fees of $33,425.

For the nine months ended March 31, 2000, Jarrett/Favre had
general and administrative expenses of $793,823.   These expenses
consisted primarily of salaries, wages and benefits of $214,255, advertising and marketing expense of $95,765, other expense of $100,152, compensation of officers of $189,000, depreciation of $59,813, amortization of service contracts of $68,750, rent of $46,272 and professional fees of $19,816.

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

Jarrett/Favre Driving Adventure, Inc.
(Registrant)


Date.    May 14, 2001



By:  /s/Timothy Shannon
     ---------------------
     Timothy Shannon, President