Form 10KSB
period 2001-06-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2001-10-15
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: 6/30/01
                       OR
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

The Company's revenues for its most recent fiscal year were $914,785. As of June 30, 2001 the market value of the Company's voting $.0l par value common stock held by non-affiliates of the Company was $2,492,035.

The number of shares outstanding of Company's
only class of common stock, as of June 30, 2001
was 13,738,500 shares of its $.01 par value
common stock. Check whether the Issuer has filed
all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after
the distribution of securities under a plan
confirmed by a court.
Yes  __x__    No _____

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

The Corporation completed its first driving classes in Rockingham, NC July of 1999. Since
July 4th the Corporation has run classes at Bristol, Darlington, Talladega, Nashville,
Milwaukee, Lakeland, Charlotte, Atlanta, Salem,
Michigan, Birmingham and Chicago.

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

Employees.   The Corporation employs seven full
time employees responsible for securing the
Driving Adventure locations, procurement of
equipment, racecars, and the development and
implementation of the Corporation's marketing
plan.    Each active location has up to 10
employees including but not limited to two mechanics, two driving instructors, two administrators, a flagman, two salesmen, an accountant and a site manager.

Additional employees and/or independent
contractors will be obtained as required.

Seasonal Nature of Business Activities.   The
Corporation's operations have shown to be seasonal partly because some track locations may only operate on certain days or certain times of the year. Primarily, this is due to the weather. It is the Corporation's plans to run more tracks in the south during the winter. The Corporation expects a steady revenue stream throughout the year.

Government Regulation.    The Corporation does not
currently need any government approval of our services. The Corporation is not aware of any existing or probable governmental regulations on our business or industry. The Corporation is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker's compensation and property and casualty insurance. Currently the company has one hundred million dollars ($100,000,000) of liability.

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 3660 Maguire Boulevard, Suite 101, Orlando,
Florida 32803. The Corporation leases its office facilities under an operating lease through April
15, 2000. These facilities consist of 2000 square feet and are leased at the monthly lease rate of $2,300. The Corporation also leases a garage in Denver, NC located at 4279 Burnwood Trail,Denver,
NC 28037.


ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2001, no matters were submitted to a vote of Jarrett/Favre's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.    The Corporation began
trading publicly on the NASD Over the Counter
Bulletin Board on June 22, 2000.

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

        Quarter  Ended                 High Bid             Low Bid

             6/30/00                     2 7/8                 2
             9/30/00                     1 1/8               1 3/4
            12/31/00                     1 7/16              1 1/4
             3/31/00                      15/16               13/16
             6/30/01                      29/32               29/32

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of September 30, 2001, the number of holders of Corporation's common stock is 244.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Corporation's products are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation's competitors and prolonged recessionary periods.

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

For the year ended June 30, 2001, the Corporation acquired plant and equipment of $69,111 resulting in net cash used in investing activities of $69,111.

For the year ended June 30, 2000, the Corporation acquired plant and equipment of $39,840 resulting in net cash used in investing activities of $39,840.

For the year ended June 30, 2001, the Corporation
sold or subscribed common stock for cash of
$210,000.   For the year ended June 30, 2001, the
Corporation received proceeds from officer
advances of $127,308.   The Corporation repaid
$9,692 of long-term debt.   As a result, the
Corporation had net cash provided by financing activities of $327,616.

For the year ended June 30, 2000, the Corporation
sold or subscribed common stock for cash of
$448,500.   The Corporation repurchased officers
shares for $1,000.   For the year ended June 30,
2000, the Corporation received proceeds from
officer advances of $50,000 and repaid $5,000 of
that advance.   The Corporation repaid $4,086 of
long-term debt.   As a result, the Corporation had
net cash provided by financing activities of $488,414.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the year ended June
30, 2001, the Corporation had sales of $914,785 with cost of sales of $670,419 for a gross profit of $244,366.

For the year ended June 30, 2001, the Corporation had general and administrative expenses of $1,249,478. These expenses consisted of advertising expense of $37,523, amortization of service contracts of $94,107, compensation of officers of $120,000, consulting expenses of $306,200, depreciation of $113,464, printing costs of $979, professional fees of $26,041, rent of $74,553, salaries and wages of $182,493, telephone expense of $18,323, travel expenses of $245 and other expenses of $275,547.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  1999     $60,000              $30,000(1)
                         2000     $60,000                  (2)
                         2001     $60,000




Brian C. Rosenbloom
Vice President
Secretary/Treasurer
Chief Financial Officer  1999     $60,000             $30,000(1)
                         2000     $60,000                  (2)
                         2000     $60,000
Glenn Jarrett(3)
Chief Operating Officer  1999    $35,000
                         2000          0
                         2001          0

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

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
The Jarrett/Favre Driving Adventure, Inc.


We have audited the balance sheet of The
Jarrett/Favre Driving Adventure, Inc. as of
June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Jarrett/Favre Driving Adventure,
Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended
June 30, 2001 and 2000, in conformity with generally accepted accounting principles.


James E. Scheifley & Associates, P.C.
Certified Public Accountants

Englewood, Colorado
August 30, 2001

         The Jarrett/Favre Driving Adventure, Inc.
                       Balance Sheet
                       June 30, 2001

                          ASSETS

Current assets:
  Cash                                                      $     6,274
  Accounts receivable                                             5,634
  Inventory                                                       9,434
  Prepaid expenses                                               83,741
                                                            -----------
      Total current assets                                      105,083

Property and equipment, at cost, net of
  accumulated depreciation of $197,888                          453,437

Other assets                                                      7,320
                                                            -----------
                                                            $   565,840
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $    18,568
  Accounts payable                                              182,187
  Accrued expenses                                               48,199
  Accrued salaries - officers                                   240,000
  Deferred revenue                                              114,813
  Officer advances                                              172,308
                                                             ----------
      Total current liabilities                                 776,075

Long-term debt                                                   69,249

Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.01 par value,
 100,000,000 shares authorized,
  13,738,500 shares issue and outstanding                       137,385
 Additional paid-in capital                                   3,232,784
 Subscriptions to common stock                                   10,000
 Unearned services                                             (687,502)
 Deficit                                                     (2,972,151)
                                                            -----------
                                                               (279,484)
                                                            -----------
                                                            $   565,840


     See accompanying notes to financial statements.

      The Jarrett/Favre Driving Adventure, Inc.
               Statements of Operations
      For The Years Ended June 30, 2001 and 2000

                                                           2001           2000
Sales                                                  $  914,785    $   624,909
Cost of sales and services                                670,419        489,295
                                                       ----------    -----------
Gross profit                                              244,366        135,614

 General and administrative expenses:
  Advertising expense                                      37,523         77,802
  Amortization of service contracts                        94,107         94,107
  Compensation of officers                                120,000        219,000
  Consulting expenses                                     306,200        765,000
  Depreciation                                            113,464         88,126
  Printing costs                                              979          5,291
  Professional fees                                        26,041         21,700
  Rent                                                     74,553         76,962
  Salaries and wages                                      182,493        270,679
  Telephone expense                                        18,323         34,327
  Travel expenses                                             245          9,983
  Other                                                   275,547         80,077
                                                       ----------     ----------
      Total                                             1,249,478      1,743,054
                                                       ----------     ----------
(Loss) from operations                                 (1,005,112)    (1,607,440)

Other income and (expense):
 Interest expense                                         (10,173)        (2,175)
 Interest income                                             -               104
 Other income                                               6,828          1,326
                                                       ----------     ----------
                                                           (3,345)          (745)
                                                       ----------     ----------
(Loss) before taxes                                    (1,008,457)    (1,608,185)
Income taxes                                                 -              -
                                                       ----------     ----------

  Net (loss)                                          $(1,008,457)   $(1,608,185)

Per share information:

Basic and diluted (loss) per share                     $    (0.08)   $    (0.13)

Weighted average shares outstanding                    13,422,250    12,424,000



   See accompanying notes to financial statements.

        The Jarrett/Favre Driving Adventure, Inc.
      Statement of Changes in Stockholders' Equity
       For The Years Ended June 30, 2001 and 2000

                                Additional
                 Common Stock     Paid-in  Stock Sub- Unearned
ACTIVITY      Shares     Amount   Capital  scriptions Services    Deficit     Total
              ------     ------ ---------- ---------- --------    -------     -----
Balance June
 30, 1999  12,200,000  $ 122,000 $1,549,669 $      - $(870,836)  $ (355,509) $ 445,324

Shares issued
  for cash    348,500      3,485    345,015                                    348,500

Common stock
 subscribed
 for property
 and services                                795,000                           795,000

Common stock
 subscribed
 for cash                                    100,000                           100,000

Repurchase of
 officers
  shares    (100,000)     (1,000)                                              (1,000)

Amortization of
 unearned services                                      91,667                 91,667

Net loss for the
 year ended
 June 30, 2000                                                 (1,608,185) (1,608,185)
         -----------   ---------  --------- --------  -------- ----------  ----------
Balance June
 30, 2000 12,448,500     124,485  1,894,684  895,000  (779,169)(1,963,694)    171,306

Shares issued
  for cash   200,000       2,000    198,000                                   200,000

Shares issued
  for services
             195,000        1,950   254,050                                   256,000

Common stock subscribed
   for services                               10,000                           10,000

Issuance of
  subscribed shares
             895,000        8,950   886,050                                  (895,000)
Amortization of
  unearned services                                     91,667                 91,667

        The Jarrett/Favre Driving Adventure, Inc.
      Statement of Changes in Stockholders' Equity
       For The Years Ended June 30, 2001 and 2000
                      Continued

                                Additional
                 Common Stock     Paid-in  Stock Sub- Unearned
ACTIVITY      Shares     Amount   Capital  scriptions Services    Deficit     Total
              ------     ------ ---------- ---------- --------    -------     -----
Net loss for
 the year ended
  June 30, 2001                                                (1,008,457) (1,008,457)
           ---------     -------- ---------- -------- -------- ----------  ----------
Balance June
 30, 2001 13,738,500     $137,385 $3,232,784  $10,000 (687,502) $(2,972,151)$(279,484)

   See accompanying notes to financial statements.

        The Jarrett/Favre Driving Adventure, Inc.
                Statements of Cash Flows
       For The Years Ended June 30, 2001 and 2000

                                                               2001             2000
Net (loss)                                                $ (1,008,457)   $(1,608,185)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               207,571        182,233
   Common stock issued for services                            256,000        765,000
   Sponsorship revenue                                            -           (82,830)
   Loss on sale of vehicle                                        -               582
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (3,762)        (1,872)
    (Increase) decrease in inventory                             3,707          1,255
    (Increase) in prepaid expenses                             (36,531)       (22,200)
    Increase in deferred revenue                                 6,351        108,462
    Increase in accounts payable and
        accrued expenses                                       245,575        160,276
                                                           -----------   ------------
       Total adjustments                                       678,911
1,110,906
                                                           -----------   ------------
  Net cash (used in)
   operating activities                                       (329,546)      (497,279)

Cash flows from investing activities:
   Acquisition of plant and equipment                          (69,111)       (39,480)
                                                           -----------   ------------
Net cash (used in) investing activities
 investing activities                                          (69,111)       (39,840)

Cash flows from financing activities:
   Common stock sold or subscribed for cash                    210,000        448,500
   Repurchase of officers shares                                  -            (1,000)
   Proceeds from officer advance                               127,308         50,000
   Repayment of officer advance                                   -            (5,000)
   Repayment of long-term debt                                  (9,692)        (4,086)
                                                           -----------   ------------
  Net cash provided by
   financing activities                                        327,616        488,414
                                                           -----------   ------------

Increase (decrease) in cash                                   (71,041)        (48,705)
Cash and cash equivalents,
 beginning of period                                           77,315         126,020
                                                           ----------    ------------
Cash and cash equivalents,
 end of period                                            $     6,274    $     77,315

    See accompanying notes to financial statements.

        The Jarrett/Favre Driving Adventure, Inc.
                Statements of Cash Flows
       For The Years Ended June 30, 2001 and 2000

                                                               2001            2000
Supplemental cash flow information:
   Cash paid for interest                                 $   6,254       $   2,175
   Cash paid for income taxes                             $    -          $    -


Non-cash Investing and Financing Activities:
   Vehicles acquired for stock subscription               $    -          $  30,000
   Vehicles acquired for notes payable                    $  70,793       $  26,717


    See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
June 30, 2000

Note 1. Organization and Summary of Significant
Accounting Policies.

The Company was incorporated in Florida on
November 24, 1998 and has elected to be taxed as a
"C" corporation.   The Company offers the "NASCAR"
driving experience to the public. The Company owns several 'NASCAR" type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year.

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

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No.
121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended June 30, 2001.

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

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $37,523 and $77,802 for the years ended June 30, 2001 and 2000, respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal
Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company adopted Statement of Financial
Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception.
Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the period ended
June 30, 2001 as described in Note 4.

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

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30,
2001:

Office furniture an equipment    $  22,226
Shop and track equipment            95,971
Race vehicles                      424,064
Vehicles - other                   109,036
                                 ---------
                                   651,324
Less accumulated depreciation     (197,888)
                                 ---------
                                 $ 453,437

Depreciation charged to operations was $113,464 and $88,126 for the years ended June 30, 2001 and 2000, respectively.

Note 3.  Other Assets

Other assets at June 30, 2001 consist of principally of costs associated with the development of the Company's internet web site and the software component thereof which will enable the Company to offer its services and arrange for payment therefore electronically. The Company is amortizing these costs over a five-year period that began at July 1, 1999. Amortization expense recorded during the year ended June 30, 2001 and 2000 amounted to $2,440 for each period.

Note 4. Stockholders' Equity

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

The unearned services under the contracts aggregate
$687,502 at June 30, 2001 and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended June 30, 2001 and 2000 amounted to $91,667 for each period.
The services will be charged to expense ratably over the remaining terms of the contracts (7.5 years).

During June 2001, the Company issued 200,000 shares of its restricted common stock to an unrelated of investor for cash at $1.00 per share. Also in June
2001, the Company received $10,000 in cash pursuant to a stock subscription agreement with an unrelated individual for the purchase of 10,000 shares of restricted common stock. Additionally during 2001, the Company authorized the issuance of 195,000 shares of its common stock to employees, consultants and others for services rendered to the Company during the year. Aggregate expense related to the shares issued for services amounted to $256,000 and was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

During November 2000, the Company issued 348,500 shares of its restricted common stock to a limited group of investors for cash at $1.00 per share.
Additionally during 2000, the Company authorized the issuance of 765,000 shares of its common stock to employees, consultants and others for services rendered to the Company during the year.

The shares are valued at $1.00 per share, which the Company believes is the fair value of its common stock at the date the stock issuances were approved by the Board of Directors. Additionally, the Company received subscriptions for an aggregate of 100,000 shares of common stock for $ 100,000 in cash and 30,000 shares which will be issued for the purchase of additional race vehicles. The subscribed shares were issued during the year ended
June 30, 2001.

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

The Company has an aggregate of 200,000 options to purchase common stock at $1.00 per share and 200,000 options to purchase common stock at $2.00 per share outstanding at June 30, 2001. No options were exercised during the year ended June 30, 2001.
No additional options were granted during the year ended June 30, 2001.

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

The Company has not provided for income taxes during any period presented as a result of an operating loss. The Company has a net operating loss carryforward at June 30, 2001 of approximately

$2,966,000 that will expire $350,000 in 2019 and
$1,608,000 in 2020 and $1,008,000 in 2021.  The
Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss    $ 1,008,000
 Less valuation allowance              (1,008,000)
                                       ----------
Net deferred tax asset                 $        -

During the year ended June 30, 2001 the valuation allowance for deferred tax assets increased by $343,000.

Note 6. Long-term Debt

The Company has three vehicle purchase contracts outstanding at June 30, 2001 having an outstanding balance at that date of $87,817. The loans are due in monthly installments of $2,114 including interest at from 7.9% to 10% through April 2006.
Three support vehicles collateralize the loans.
Principal repayments are due as follows: $18,568
in 2002, $20,270 in 2003, $22,126 in 2004, $15,606
in 2005 and $11,248 in 2006.

Note 7. Commitments and contingencies

Operating leases:
The Company leases its office and garage facilities on a month to month basis.
Additionally, the Company has operating leases associated with vehicles with a terms ending in April 2003. Minimum future rentals payable under the leases are as follows:

Year                         Amount
2002                      $  35,897
2003                      $  15,934

Rent expense amounted to $74,553 and $76,962 for the years ended June 30, 2001 and 2000, respectively.

Note 8.  Related Party Transactions

During the year ended June 30, 2000, the Company's president advanced $50,000 in cash to the Company of which $5,000 was repaid prior to June 30, 2000

During the year ended June 30, 2001, certain the Company's officers and directors advanced an aggregate of $127,308 in cash to the Company. The aggregate balance of all advances amounted to $172,308 at June 30, 2001. Certain of the advances bear interest at 9% per year. The advances are expected to be repaid currently.

At June 30, 2001, the Company had accrued salary for two of its officers aggregating $240,000. The offices are due $60,000 per year in annual salary.

Note 9.  Business Segments and Related Information

The Company offers a "NASCAR" type driving experience to the general public at racetrack locations in the United States. To date its revenues have consisted of sales from the driving program and sales of promotional type apparel bearing the Company's logo. The Company expects to continue sales of these items in conjunction with its driving experience business and does not expect that such sales will constitute a separate business segment. Sales of promotional items amounted to $17,078 and $26,045 during the years ended June 30, 2001 and 2000, respectively.

To date the Company has had no foreign sales and has no long-lived assets outside of the United
States.



(b)    List of Exhibits

The following exhibits are filed with this report:

  None





 (B)    REPORTS ON FORM 8-K
          None

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 14, 2001

Jarrett/Favre Driving Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   October 14, 2001
-------------------                     Director

/s/Brian C. Rosenbloom            Principal Financial Officer
                                    Controller/Director       October 14, 2001

/s/Glenn Jarrett                        Director              October 14, 2001
-------------------