Form 10QSB
period 2001-09-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2001-11-19
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for Quarterly
Period Ended September 30, 2001

-OR-

[ ]     Transition Report Pursuant to Section 13 or
15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942


 The Jarrett/Favre Driving Adventure, Inc.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                      59-3564984
--------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

3660 Maguire Boulevard, Suite 101, Orlando FL 32803
--------------------------------------------
     (Address of principal executive offices, Zip Code)

           (888) 467-2231
--------------------------------------------
    (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
September 30, 2001:  Common Stock  -  13,738,500

  PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   September 30, 2001 (unaudited)            3
Statements of Operations for the
   three and nine months ended
   September 30, 2001 and 2000,
   (unaudited)                               4
Statements of Cash Flows for the
   nine months ended September 30,
   2001 and 2000(unaudited)                  5
Notes to financial statements                6

The Jarrett/Favre Driving Adventure, Inc.
Balance Sheet
September 30, 2001

ASSETS

Current assets:
  Cash                                            $    5,133
  Accounts receivable                                  8,990
  Inventory                                            5,008
  Prepaid expenses                                    66,121
                                                   ---------
     Total current assets                             85,252

Property and equipment, at cost, net of
  accumulated depreciation of $ 229,087              425,020

Other assets                                           7,320
                                                   ---------
                                                  $  517,592
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt               $   18,782
  Accounts payable                                   140,495
  Accrued expenses                                    47,736
  Accrued salaries - officers                        240,000
  Deferred revenue                                   124,842
  Shareholder advances                               300,002
                                                   ---------
Total current liabilities                            871,857

Long-term debt                                        65,565
                                                     -------
   Total liabilities                                 937,422
                                                     -------
Stockholders' equity:
  Common stock, $ .01 par value,
  100,000,000 shares authorized
  13,738,500 outstanding                             137,385
  Additional paid-in capital                       3,232,784
  Subscribed shares                                   10,000
  Unearned services                                 (663,976)
  Deficit                                         (3,136,023)
                                                  -----------
    Total stockholders' equity                      (419,830)
                                                  -----------
                                                  $   517,592
                                                  ===========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statement of Operations

                                       3 Mos. Ended  3 Mos. Ended
                                         Sept. 30,      Sept. 30,
                                           2001           2000
                                       ------------  ------------
Sales                                  $   214,858   $   256,315
Cost of sales and services                 191,047       173,246
                                       -----------   -----------
Gross profit                                23,811        83,069

Geberal and administrative expenses:
Advertising and marketing expense           26,079        51,113
Amortization of service contracts           23,554        23,554
Compensation of officers                         -        30,000
Depreciation                                31,200        24,600
Salaries, wages and benefits                61,670        77,841
Rent                                        12,599        16,500
Professional fees                            3,939        10,978
Other                                       36,052        27,006
                                          --------    ----------
                                          (171,282)     (178,523)

Other income and (expenses):
  Other income                              13,980         4,170
  Interest income                                -             -
  Interest expense                          (6,570)         (851)
                                         ---------   -----------
Income before taxes                       (163,872)     (175,204)
Income taxes                                     -             -
                                         ---------   -----------
Net income (loss)                       $ (163,872)   $ (175,204)
                                       ===========   ===========
Per share information:

Basic (loss) per share                  $    (0.01)   $    (0.01)
                                       ===========   ===========
Weighted average shares
  Outstanding                           13,738,500    12,999,967
                                        ==========   ===========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statement of Cash Flows

                                                    3 Mos. Ended      3 Mos. Ended
                                                       Sept. 30,        Sept. 30,
                                                         2001             2000
                                                     -------------   --------------
Net (loss)                                           $   (163,872)   $    (175,204)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                            54,725           48,127
  Issuance of stock in exchange for services                                30,000
  Changes in assets and liabilities:
   (Increase) decrease in inventory	                        4,426            1,609
   (Increase) decrease in prepaid expenses	           17,620           (3,198)
   (Increase) decrease in accounts receivable              (3,356)          (2,966)
   Increase (decrease) in deferred revenue                 10,029          (15,475)
   Increase (decrease) in accounts payable and
     accrued expenses	                                  (42,155)          67,698
                                                       -----------   --------------
	Total adjustments	                                   41,289          125,795
                                                       -----------   --------------
Net cash (used in) operating activities                  (122,583)         (49,409)
                                                       ------------  --------------
Cash flows (used in) investing activities:
Acquisition of property and equipment                      (2,782)         (31,415)
                                                       ------------   -------------
  Net cash (used in) investing activities                  (2,782)         (31,415)
                                                       ------------   -------------
Cash flows from financing activities:
  Common stock sold for cash
  Loans from shareholders                                 127,694           10,000
  Repayment of long term debt	                             (3,470)          (1,374)
                                                        ----------    -------------
Net cash from financing activities                        124,224            8,626
                                                        ----------    -------------
Increase (decrease) in cash                                (1,141)         (72,198)

Cash and equivalents, beginning of period                   6,274           77,315
                                                         ----------   -------------
Cash and equivalents, end of period                   $     5,133     $      5,117

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,2001

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31,
2001.

Item 2. Management's Discussion and Analysis or
Plan of Operations

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

The Corporation currently has classes planned through December 2001.

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

For the three months ended September 30, 2001, the Corporation acquired property and equipment of $2,782 resulting in net cash used in investing activities of $2,782.

For the three months ended September 30, 2000, the Corporation acquired property and equipment of $31,415 resulting in net cash used in investing activities of $31,415.

For the year ended June 30, 2001, the Corporation acquired plant and equipment of $69,111 resulting in net cash used in investing activities of $69,111.

For the year ended June 30, 2000, the Corporation acquired plant and equipment of $39,840 resulting in net cash used in investing activities of $39,840.

For the three months ended September 30, 2001, the Corporation received loans from shareholders of $127,694 and repaid long term debt of $3,470. As a result, the Corporation had net cash from financing activities of $124,224 for the three months ended September 30, 2001.

For the three months ended September 30, 2000, the
Corporation received loans from shareholders of
$10,000 and repaid long term debt of $1,374.   As
a result, the Corporation had net cash from financing activities of $8,626 for the three months months ended September 30, 2000.

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

Results of Operations.    For the three months
ended September 30, 2001, the Corporation had sales of $214,858 with a cost of sales of $191,047 for a gross profit of $23,811.

For the three months ended September 30, 2001, the
Corporation had general and administrative
expenses of $195,093.   These expenses consisted
of advertising and marketing expense of $26,079, amortization of service contracts of $23,554, depreciation of $31,200, salaries, wages and benefits of $61,670, rent of $12,599, professional fees of $3,939 and other expenses of $36,052.

For the three months ended September 30, 2000, the Corporation had sales of $256,315 with a cost of sales of $173,246 for a gross profit of $83,069.

For the three months ended September 30, 2000, the
Corporation had general and administrative
expenses of $261,592.   These expenses consisted
of advertising and marketing expense of $51,113, amortization of service contracts of $23,554, compensation of officers of $30,000, depreciation of $31,200, salaries, wages and benefits of $77,841, rent of $16,500, professional fees of $10,978 and other expenses of $27,006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.
Item 2. Changes in Securities and Use of Proceeds.
        not applicable.
Item 3. Defaults Upon Senior Securities.
        not applicable.
Item 4. Submission of Matters to a Vote of Security
        Holders.
         not applicable.
Item 5. Other Information. not applicable.
Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 18, 2001

The Jarrett/Favre Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director