Form 10QSB
period 2001-12-31
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2002-02-19
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for
Quarterly Period Ended December 31, 2001

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
December 31, 2001:  Common Stock  -  14,748,500

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   December, 2001 (unaudited)            3
Statements of Operations for the
   three and six months ended
   December 31, 2001 and 2000,
   (unaudited)                               4
Statements of Cash Flows for the
   six months ended December 31,
   2001 and 2000(unaudited)                  5
Notes to financial statements                6

The Jarrett/Favre Driving Adventure, Inc.
Balance Sheet
December 31, 2001

ASSETS

Current assets:
  Cash                                            $   38,287
  Accounts receivable                                  2,756
  Inventory                                            4,143
  Prepaid expenses                                    30,748
                                                   ---------
     Total current assets                             75,934

Property and equipment, at cost, net of
  accumulated depreciation of $ 260,287              408,153

Other assets                                           6,300
                                                   ---------
                                                  $  490,387
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt               $   19,401
  Accounts payable                                   131,103
  Accrued expenses                                    38,120
  Accrued salaries - officers                        240,000
  Deferred revenue                                    10,808
  Shareholder advances                               308,422
                                                   ---------
Total current liabilities                            747,854

Long-term debt                                        59,340
                                                     -------
   Total liabilities                                 807,194
                                                     -------
Stockholders' equity:
  Common stock, $ .01 par value,
  100,000,000 shares authorized
  14,748,500 outstanding                             147,485
  Additional paid-in capital                       3,332,684
  Unearned services                                 (641,669)
  Deficit                                         (3,155,307)
                                                  -----------
    Total stockholders' equity                      (316,807)
                                                  -----------
                                                  $   490,387
                                                  ===========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statement of Operations

                                       6 Mos. Ended  6 Mos. Ended
                                         Dec. 31,       Dec. 31,
                                           2001           2000
                                       ------------  ------------
Sales                                  $   519,726     $ 553,492
Cost of sales and services                 346,640       321,594
                                       -----------   -----------
Gross profit                               173,086       231,898
                                       -----------   -----------

General and administrative expenses:
  Advertising and marketing expense         43,393        64,931
  Amortization of service contracts         48,833        45,834
  Compensation of officers                       -        60,000
  Depreciation                              62,400        49,200
  Other                                     66,546        61,627
  Professional fees                          4,892        15,286
  Rent                                      23,021        34,412
  Salaries, wages and benefits             117,749       150,113
                                       -----------   -----------
Total expenses                             366,834       481,403
                                       -----------   -----------
 Income (loss) from
   operations                             (193,748)     (249,505)

Other income and (expenses):
  Other income                              21,080         6,896
  Interest expense                         (10,489)       (2,343)
                                         ---------   -----------
Income before taxes                       (183,157)     (244,952)
Income taxes                                     -             -
                                         ---------   -----------
Net income (loss)                       $ (183,157)   $ (244,952)
                                       ===========   ===========
Per share information:

Basic (loss) per share                  $    (0.01)   $    (0.02)
                                       ===========   ===========
Weighted average shares
  Outstanding                           13,914,152    13,071,734
                                        ==========   ===========

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statement of Cash Flows

                                                    6 Mos. Ended      6 Mos. Ended
                                                       Dec. 31,         Dec.31,
                                                         2001             2000
                                                     -------------   --------------
Net (loss)                                           $   (183,157)   $    (244,952)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                            108,232          93,813
  Issuance of stock in exchange for services                                30,000
  Changes in assets and liabilities:
   (Increase) decrease in inventory	                        5,291            2,876
   (Increase) decrease in prepaid expenses	           52,993          (11,229)
   (Increase) decrease in accounts receivable               3,898            1,135
   Increase (decrease) in deferred revenue               (104,005)         (45,874)
   Increase (decrease) in accounts payable and
     accrued expenses	                                  (55,049)          67,977
                                                       -----------   --------------
	Total adjustments	                                   11,360          138,698
                                                       -----------   --------------
Net cash (used in) operating activities                  (171,797)        (106,254)
                                                       ------------  --------------
Cash flows (used in) investing activities:
Acquisition of property and equipment                     (17,115)         (39,756)
                                                       ------------   -------------
  Net cash (used in) investing activities                 (17,115)         (39,756)
                                                       ------------   -------------
Cash flows from financing activities:
  Common stock sold for cash                              100,000                -
  Loans from shareholders                                 130,000           77,500
  Repayment of long term debt	                             (9,075)          (2,766)
                                                        ----------    -------------
Net cash from financing activities                        220,925           74,734
                                                        ----------    -------------
Increase (decrease) in cash                                32,013          (71,276)

Cash and equivalents, beginning of period                   6,274           77,315
                                                       ----------     ------------
Cash and equivalents, end of period                    $   38,287      $     6,039

The accompanying notes are an integral part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
December 31, 2001

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

For the six months ended December 31, 2001, the Corporation acquired property and equipment of $17,115 resulting in net cash used in investing activities of $17,115.

For the six months ended December 31, 2000, the Corporation acquired property and equipment of $39,756 resulting in net cash used in investing activities of $39,756.

For the six months ended December 31, 2001, the Corporation received proceeds from the sale of common stock sold for cash of $100,000, received loans from an officer of $130,000 and repaid long term debt of $9,075. As a result, the Corporation had net cash from financing activities of $220,925 for the six months ended December 31, 2001.

For the six months ended December 31, 2000, the
Corporation received loans from an officer of
$77,500 and repaid long term debt of $2,766.   As
a result, the Corporation had net cash from financing activities of $74,734 for the six months ended December 31, 2000.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the six months ended
December 31, 2001, the Corporation had sales of $519,726 with a cost of sales of $346,640 for a gross profit of $173,086.

For the six months ended December 31, 2001, the
Corporation had general and administrative
expenses of $366,834.   These expenses consisted
of advertising and marketing expense of $43,393, amortization of service contracts of $48,833, depreciation of $62,400, salaries, wages and benefits of $117,749, rent of $23,021, professional fees of $4,892 and other expenses of $66,546.

For the six months ended December 31, 2000, the Corporation had sales of $553,492 with a cost of sales of $321,594 for a gross profit of $231,898.

For the six months ended December 31, 2000, the
Corporation had general and administrative
expenses of $481,403.   These expenses consisted
of advertising and marketing expense of $64,931, amortization of service contracts of $45,834, compensation of officers of $60,000, depreciation of $49,200, salaries, wages and benefits of $150,113, rent of $34,412, professional fees of $15,286 and other expenses of $61,627.

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

Dated:  February 19, 2002

The Jarrett/Favre Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director