Form 10QSB
period 2002-03-31
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2002-05-29
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for
Quarterly Period Ended March 31, 2002

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
March 31, 2002:  Common Stock  -  15,248,500

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   March 31, 2002 (unaudited)               3
Statements of Operations for the
   three and nine months ended
   March 31, 2002 and 2001,
   (unaudited)                               4
Statements of Cash Flows for the
   nine months ended March 31,
   2002 and 2001(unaudited)                  5
Notes to financial statements                6




       The Jarrett/Favre Driving Adventure, Inc.

                    Balance Sheet

                    March 31, 2002

                        ASSETS
Current assets:
 Cash                                              $   11,777
 Inventory                                              3,651
 Prepaid expenses                                      97,953
                                                   ----------
  Total current assets                                113,381

Property and equipment, at cost, net of
 accumulated depreciation of $ 291,487                376,953

Other assets                                            5,490
                                                   ----------
                                                   $  495,824
                                                   ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                 $   49,830
 Accounts payable                                      80,174
 Accrued expenses                                      82,478
 Accrued salaries - officers                          251,750
 Deferred revenue                                      63,552
 Shareholder advances                                 318,842
                                                   ----------
  Total current liabilities                           846,626

Long-term debt                                         54,220
                                                   ----------
  Total liabilities                                   900,846
                                                   ----------
Stockholders' equity:
 Common stock, $ .01 par value,
  100,000,000 shares authorized
  15,248,500 outstanding                              152,485
 Additional paid-in capital                         3,367,684
 Unearned services                                   (618,752)
 Deficit                                           (3,306,439)
                                                    ---------
  Total stockholders' equity                         (405,022)
                                                    ---------
                                                    $ 495,824
                                                    =========

The accompanying notes are an integral part of these financial statements.

      The Jarrett/Favre Driving Adventure, Inc.

              Statement of Operations

                            3 Mos. Ended    3 Mos. Ended    9 Mos. Ended   9 Mos.
Ended
                               Mar. 31,        Mar. 31,        Mar. 31,       Mar.
31,
                                 2002            2001            2002
2001
                            ------------    ------------    ------------   --------
----
Sales                         $  56,479       $ 108,832       $ 576,205      $
662,324
Cost of sales and services       37,160         153,036         383,800
474,630
                              ---------       ---------       ---------      ------
---
Gross profit                     19,319         (44,204)        192,405
187,694

General and administrative
   expenses:
 Salaries, wages and benefits    45,741          72,878         163,490
222,991
 Depreciation                    31,200          27,000          93,600
76,200
 Other                           17,885          34,165          84,431
95,792
 Amortization of service
  contracts                      19,918          22,306          68,751
68,140
 Advertising and marketing
   expense                       20,191           3,660          63,584
68,591
 Rent                             7,950          18,286          30,971
52,698
 Compensation of officers        15,000          30,000          15,000
90,000
 Professional fees                3,247          18,149           8,139
33,435
                              ---------       ---------       ---------      ------
---
Total expenses                  161,132         226,444         527,966
707,847
                              ---------       ---------       ---------      ------
---
Income (loss) from operations  (141,813)       (270,648)       (335,561)
(520,153)
                              ---------       ---------       ---------      ------
---
Other income and (expenses):
 Other income                       370              20          21,450
6,916
 Interest income                      -               -               -
-
 Interest expense                (9,689)         (3,386)        (20,178)
(5,729)
                              ---------       ---------       ---------      ------
---
Income before taxes            (151,132)       (274,014)       (334,289)
(518,966)
Income taxes                          -               -               -
-
                              ---------       ---------       ---------      ------
---
 Net income (loss)            $(151,132)      $(274,014)      $(334,289)
$(518,966)
                              =========       =========       =========
=========
Per share information:

Basic (loss) per share        $   (0.01)      $   (0.02)      $   (0.02)     $
(0.04)
                              =========       =========       =========
=========
Weighted average shares
   outstanding               15,248,500      13,232,944      14,352,442
13,124,686
                             ==========      ==========      ==========
==========

       The accompanying notes are an integral part of these financial statements.

    The Jarrett/Farve Driving Adventure, Inc.

           Statement of Cash Flows

                                                   9 Mos. Ended      9 Mos. Ended
                                                     Mar. 31,          Mar. 31,
                                                       2002              2001
                                                  --------------    ---------------
-
Net (loss)                                           $ (334,289)        $ (518,966)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                          162,349            144,340
 Common stock subscribed for services                    40,000            140,000
 Changes in assets and liabilities:                                              -
  (Increase) decrease in inventory                        5,783              3,684
  (Increase) decrease in prepaid expenses               (14,212)          (166,230)
  (Increase) decrease in other assets                     7,464              2,575
  Increase (decrease) in deferred revenue               (51,261)            15,306
  Increase (decrease) in accounts payable and
   accrued expenses                                     (55,984)           142,604
                                                     ----------         ----------
   Total adjustments                                     94,139            282,279
                                                     ----------         ----------
     Net cash (used in) operating activities           (240,150)          (236,687)
                                                     ----------         ----------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                  (17,115)           (80,783)
                                                     ----------         ----------
 Net cash (used in) investing activities                (17,115)           (80,783)
                                                     ----------         ----------
Cash flows from financing activities:
 Proceeds from notes payable                             30,000            133,518
 Proceeds from shareholder advances                     146,534            147,500
 Repayment of shareholder advances                                         (18,500)
 Common stock sold for cash                             100,000
 Repayment of long term debt                            (13,766)            (5,598)
                                                     ----------         ----------
 Net cash from financing activities                     262,768            256,920
                                                     ----------         ----------
Increase (decrease) in cash                               5,503            (60,550)

Cash and equivalents, beginning of period                 6,274             77,315
                                                     ----------         ----------
Cash and equivalents, end of period                  $   11,777         $   16,765
                                                     ==========         ==========


 The accompanying notes are an integral
  part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
March 31, 2002

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

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation's short-term or long-term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation's products as well as the private sale of the corporation's stock. There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Corporation's continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation's financial statements.

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

For the nine months ended March 31, 2002, the Corporation acquired property and equipment of $17,115 resulting in net cash used in investing activities of $17,115.

For the nine months ended March 31, 2001, the Corporation acquired property and equipment of $80,783 resulting in net cash used in investing activities of $80,783.

For the nine months ended March 31, 2002, the Corporation received proceeds from the sale of common stock sold for cash of $100,000, received advances from an officer of $146,534 and repaid long term debt of $13,766. The Corporation received proceeds from notes payable of $30,000.
As a result, the Corporation had net cash from financing activities of $262,768 for the nine months ended March 31, 2002.

For the nine months ended March 31, 2001, the
Corporation received loans from an officer of
$147,500, received proceeds from a notes payable
of $133,518, repaid shareholder advances of
$18,500 and repaid long-term debt of $5,598.   As
a result, the Corporation had net cash from financing activities of $256,920 for the nine months ended March 31, 2001.

On a long-term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the nine months
ended March 31, 2002, the Corporation had sales of $576,205 with a cost of sales of $383,800 for a gross profit of $192,405.

For the nine months ended March 31, 2002, the
Corporation had general and administrative
expenses of $527,966.   These expenses consisted
of advertising and marketing expense of $63,584, amortization of service contracts of $68,751, depreciation of $93,600, compensation of officers of $15,000, salaries, wages and benefits of $163,490, rent of $30,971, professional fees of $8,139 and other expenses of $84,431.

For the nine months ended March 31, 2001, the Corporation had sales of $662,324 with a cost of sales of $474,630 for a gross profit of $187,694.

For the nine months ended March 31, 2002, the
Corporation had general and administrative
expenses of $707,847.   These expenses consisted
of advertising and marketing expense of $68,591, amortization of service contracts of $68,140, compensation of officers of $90,000, depreciation of $76,200, salaries, wages and benefits of $222,991, rent of $52,698, professional fees of $33,435 and other expenses of $95,792.

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

Dated:  May 28, 2002

The Jarrett/Favre Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director