Form 10KSB
period 2002-06-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2002-10-15
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: 6/30/02
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number:       000-27251

    JARRETT/FAVRE DRIVING ADVENTURE, INC.
     (Exact name of Small Business Issuer in its charter)



FLORIDA                         59-3564984
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

4279 Burnwood Trail
Denver, North Carolina                28037
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

The Company's revenues for its most recent fiscal
year were $662,559. As of June 30, 2002 the
market value of the Company's voting $.0l par
value common stock held by non-affiliates of the
Company was $              .

The number of shares outstanding of Company's
only class of common stock, as of June 30, 2002
was 16,767,912 shares of its $.01 par value
common stock. Check whether the Issuer has filed
all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after
the distribution of securities under a plan
confirmed by a court.
Yes  __x__    No _____

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

The Corporation completed its first driving classes in Rockingham, NC July of 1999. Since
July 4th the Corporation has run classes at over thirty NASCAR tracks.

The Corporation currently owns thirteen(13) race
cars.  These race cars are classified as stock
cars and are equipped for oval or round tracks
only.   They are fully loaded with brand new
Jasper 550hp engines, five(5) point harnesses, communications, track specific gears and complete safety cages.

The Corporation has negotiated terms with over thirty(20) racetracks where, for a fee ranging from $0 to $10,000 a day we can rent their tracks.

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

The Corporation's objective is to utilize this first "hub" of thirteen(13) race cars on the east coast to their full potential. It is in the Corporation's plans that once this first hub becomes utilized at least fifteen(15) days per month and is profitable, to then add another "hub" on the West Coast. This would entail the purchase of another ten(10) race cars and the support equipment necessary to maintain them.

The Corporation has purchased thirteen(13) stock cars at an approximate price of $50,000 per car.
Parts will be nominal due to the lack of any sustained stress on the cars, approximately
$10,000 per month per site. Staffing costs will be approximately $20,000 per month at each active
"hub". The company has an operating lease for a Miller Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $1000 per day.

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

Competition.  The driving schools industry is
currently experiencing a limited degree of
competition with regard to availability, price,
service, quality and location.  There are own
well-established market leader (Richard Petty
Driving Experience) that is nationally recognized
and which possess substantially greater financial,
marketing personnel and other resources than the
Corporation.    There are also a small number of
local or regional schools.  Virtual reality
driving experiences are also becoming more and
more realistic and therefore a growing competitor.
It is also likely that other competitors will
emerge in the near future.   There is no assurance
that the Corporation will compete successfully
with other established driving schools.   The
Corporation shall compete on the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees.   The Corporation employs seven full
time employees responsible for securing the
Driving Adventure locations, procurement of
equipment, racecars, and the development and
implementation of the Corporation's marketing
plan.    Each active location has up to 20
employees including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.

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

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 4279 Burnwood Trail, Denver, NC 28037. This location has 10,000 square feet and is leased on a month to month basis for $2,000 per month.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2002, no matters were submitted to a vote of Jarrett/Favre's security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             9/30/00                     1.125                1.75
            12/31/00                      .696                1.25
             3/31/00                     .9375               .8125
             6/30/01                     .9063               .9063
             9/30/01                     .50                   .35
            12/31/01                     .27                   .15
             3/31/02                     .25                   .10
             6/30/02                     .10                   .10

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of September 30, 2002, the number of holders of Corporation's common stock is 244.

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

The Corporation currently has classes planned through December 2003.

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

For the year ended June 30, 2002, the Corporation acquired plant and equipment of $69,111 resulting in net cash used in investing activities of $69,111.

For the year ended June 30, 2001, the Corporation acquired plant and equipment of $17,116 resulting in net cash used in investing activities of $17,116.

For the year ended June 30, 2002, the Corporation
sold or subscribed common stock for cash of
$100,000.   For the year ended June 30, 2002, the
Corporation received proceeds from officer
advances of $150,000.   The Corporation repaid
$25,680 of long-term debt.   The Corporation
received proceeds from notes payable of $102,500
and repaid long-term debt of $18,563.   As a
result, the Corporation had net cash provided by financing activities of $308,257.

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

Results of Operations.    For the year ended June
30, 2002, the Corporation had sales of $662,559 with cost of sales of $440,078 for a gross profit of $222,481.

For the year ended June 30, 2002, the Corporation had general and administrative expenses of $745,335. These expenses consisted of advertising expense of $28,291, amortization of service contracts of $94,107, compensation of officers of $54,249, consulting expenses of $35,411, depreciation of $127,077, professional fees of $9,939, rent of $44,887, salaries and wages of $169,100, telephone expense of $17,325, travel expenses of $4,198 and other expenses of $140,535.

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

Mr. Shannon is a full time employee of the Corporation.

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 40        President, Director            Inception to Present
                               Chief Executive Officer
                               Chief Financial Officer              June 13, 2002
    to present

Brian C. Rosenbloom, age 41        Director                      Inception to Present


Glenn Jarrett, age 51          Chief Operating Officer           Inception to Present
                                      Director

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

Brian C. Rosenbloom.   Mr. Rosenbloom was
Secretary/Treasurer, Vice President, Chief
Financial Officer until his resignation on June
13, 2002 for personal reasons and has been a
Director of the Corporation since its inception.
Previously, Mr. Rosenbloom had been in the
investor relations industry and currently acts as
President and a principal of Insider Snapshot, an
Orlando, Florida investor relations firm.    Prior
to that, Mr. Rosenbloom had been involved in the investment and finance industry working in various capacities. Mr. Rosenbloom graduated from the University of Albany in 1982.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2000     $60,000                  (1)
                         2001     $60,000
                         2002     $54,249




Brian C. Rosenbloom
Vice President
Secretary/Treasurer
Chief Financial Officer  2000     $60,000                  (1)
                         2001     $60,000
                         2002           0
Glenn Jarrett(2)
Chief Operating Officer  2000           0
                         2001           0
                         2002           0

(1)Mr. Shannon and Mr. Rosenbloom returned 50,000 shares each to the Corporation for cash in the aggregate of $99,000.

(2)The Corporation has entered into an agreement
with Glenn Jarrett under which he will receive the
option to purchase 250,000 Common Shares of the
Corporation at an option exercise price of $2.50
per Common Share.   The term of the option is ten
years.

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

              Shareholdings at Date of
                   This Prospectus

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  3,000,000                17.89%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Brian Rosenbloom                 3,000,000                17.89%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Dale Jarrett                     1,500,000                 8.95%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                 8.95%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      1,000,000                  5.96%
3182 9th Tee Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                  5.96%
3182 9th Tee Drive
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           7,000,000                41.75%

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

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
The Jarrett/Favre Driving Adventure, Inc.

We have audited the balance sheet of The
Jarrett/Favre Driving Adventure, Inc. as of June
30, 2002, and the related statements of operations, stockholders' equity and cash flows for years ended
June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Jarrett/Favre Driving
Adventure, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles.

James E. Scheifley & Associates, P.C.
Certified Public Accountants

Englewood, Colorado
October 8, 2002

The Jarrett/Favre Driving Adventure, Inc.
              Balance Sheet
              June 30, 2002

                  ASSETS
                  ------

Current assets:
  Cash                                               $  6,644
  Inventory                                             3,652
  Prepaid expenses                                     88,944
                                                     --------
      Total current assets                             99,240

Property and equipment, at cost, net of
  accumulated depreciation of $324,964                343,476

Other assets                                            4,880
                                                     --------
                                                     $447,596
                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable - bank                                $ 87,500
  Current portion of long-term debt                    20,270
  Accounts payable                                     79,394
  Accrued expenses                                     66,121
  Accrued salaries - officers                         168,000
  Deferred revenue                                    109,734
  Officer advances                                    326,527
                                                    ---------
     Total current liabilities                        857,546

Long-term debt                                         48,984

Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.01 par value,
 100,000,000 shares authorized,
  16,767,912 shares issue and outstanding            167,679
 Additional paid-in capital                        3,505,548
 Subscriptions to common stock                        10,000
 Unearned services                                  (630,280)
 Deficit                                          (3,511,881)
                                                   ---------
                                                    (458,934)
                                                   ---------
                                                   $ 447,596
                                                   =========

See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statements of Operations
For The Years Ended June 30, 2002 and 2001

                                                 2002            2001
                                                ------          ------
Sales                                        $  662,559        $  914,785
Cost of sales and services                      440,078           670,419
                                             ----------        ----------
Gross profit                                    222,481           244,366

 General and administrative expenses:
  Advertising expense                            28,291            37,523
  Amortization of service contracts              94,107            94,107
  Compensation of officers                       54,249           120,000
  Consulting expenses                            35,411           306,200
  Depreciation                                  127,077           113,464
  Internet and website expenses                  20,216            45,815
  Professional fees                               9,939            26,041
  Rent                                           44,887            74,553
  Salaries and wages                            169,100           182,493
  Telephone expense                              17,325            18,323
  Travel expenses                                 4,198               248
  Other                                         140,535           230,711
                                              ---------        ----------
     Total                                      745,335         1,249,478
                                              ---------        ----------
(Loss) from operations                         (522,854)       (1,005,112)

Other income and (expense):
 Interest expense                               (38,351)          (10,173)
 Other income                                    21,475             6,828
                                              ---------        ----------
                                                (16,876)           (3,345)
                                              ---------        ----------
(Loss) before taxes                            (539,730)       (1,008,457)
Income taxes                                          -                 -
                                              ---------        ----------
  Net (loss)                                  $(539,730)      $(1,008,457)
                                              =========       ===========
Per share information:
Basic and diluted (loss) per share            $   (0.04)      $     (0.08)
                                              =========       ===========
Weighted average shares outstanding          14,912,520        13,422,250
                                             ==========       ===========

See accompanying notes to financial statements.

        The Jarrett/Favre Driving Adventure, Inc.
      Statement of Changes in Stockholders' Equity
       For The Years Ended June 30, 2002 and 2001

                                Additional
                 Common Stock     Paid-in  Stock Sub- Unearned
ACTIVITY      Shares     Amount   Capital  scriptions Services    Deficit     Total
              ------     ------ ---------- ---------- --------    -------     -----
Balance June
 30, 2000
          12,448,500     124,485  1,894,684  895,000  (779,169)(1,963,694)    171,306

Shares issued
  for cash   200,000       2,000    198,000                                   200,000

Shares issued
  for services
             195,000        1,950   254,050                                   256,000

Common stock subscribed
   for services                               10,000                           10,000

Issuance of
  subscribed shares
             895,000        8,950   886,050                                  (895,000)
Amortization of
  unearned services                                     91,667                 91,667

Net loss for
 the year ended
  June 30, 2001                                                (1,008,457) (1,008,457)
           ---------     -------- ---------- -------- -------- ----------  ----------
Balance June
 30, 2001
          13,738,500     $137,385 $3,232,784  $10,000 (687,502) $(2,972,151)$(279,484)
Shares issued for cash
           1,000,000       10,000     90,000                                  100,000
Shares issued for services
             500,000        5,000     35,000           (34,445)                 5,555
Shares issued for debt conversion
           1,529,412       15,294    119,706                                  135,000
Compensation value of shares and
  Issued at less than fair market value
                                      28,058                                   28,058
Amortization of unearned services                       91,667                 91,667
Net loss for the year ended
  June 30, 2002                                                    (539,730) (539,730)
           ---------     --------   -------- -------  --------   ----------  --------
Balance June 30, 2002
          16,767,912     $167,679 $3,505,548 $10,000 $(630,280) $(3,511,881)$(458,934)
          ==========     ======== ========== ======= =========  =========== =========

  See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statements of Cash Flows
For The Years Ended June 30, 2002 and 2001

                                              2002             2001
                                             ------           ------
Net (loss)                                 $  (539,730)   $(1,008,457)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization               186,739        207,571
  Common stock issued for services             40,000        256,000
  Compensation value of stock & options        28,058              -
  Interest added to officer loans              29,899              -
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable   5,634         (3,762)
   (Increase) decrease in inventory             5,782          3,707
   (Increase) in prepaid expenses              (5,203)       (36,531)
    Increase in deferred revenue               (5,079)         6,351
    Increase in accounts payable and
     accrued expenses                         (36,871)       245,575
                                             --------      ---------
      Total adjustments                       248,959        678,911
                                             --------      ---------
  Net cash (used in)
   operating activities                      (290,771)      (329,546)
                                             --------      ---------
Cash flows from investing activities:
  Acquisition of plant and equipment          (17,116)       (69,111)
                                             --------      ---------
Net cash (used in) investing activities
 investing activities                         (17,116)       (69,111)
                                             --------      ---------
Cash flows from financing activities:
  Common stock sold or subscribed for cash    100,000        210,000
  Proceeds from officer advance               150,000        127,308
  Repayment of officer advance                (25,680)             -
  Proceeds from notes payable                 102,500              -
  Repayment of long-term debt                 (18,563)        (9,692)
                                            ---------      ---------
  Net cash provided by
   financing activities                       308,257        327,616
                                            ---------      ---------
Increase (decrease) in cash                       370        (71,041)
Cash and cash equivalents,
 beginning of period                            6,274         77,315
                                            =========      =========
Cash and cash equivalents,
 end of period                              $   6,644      $   6,274
                                            =========      =========

See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Statements of Cash Flows
For The Years Ended June 30, 2002 and 2001

                                              2002             2001
                                             ------           ------
Supplemental cash flow information:
  Cash paid for interest                   $  8,452           $ 6,254
  Cash paid for income taxes               $      -           $     -


Non-cash Investing and Financing Activities:
  Common stock issued for debt conversion  $135,000           $     -
  Vehicles acquired for notes payable      $      -           $70,793

See accompanying notes to financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
June 30, 2002

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

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No.
121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended June 30, 2002.

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

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $28,291 and $37,523 for the years ended June 30, 2002 and 2001, respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance
Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company adopted Statement of Financial
Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the period ended
June 30, 2002 as described in Note 4.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards
Board issued SFAS No. 141, Business Combinations
("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No.
141 has had no impact on the Company for the year ended June 30, 2002.

In June 2001, the Financial Accounting Standards
Board issued SFAS No. 142, Goodwill and Other
Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS
142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No.
142 has had no impact on the Company for the year ended June 30, 2002.

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 2002:

Office furniture an equipment        $  22,226
Shop and track equipment                98,754
Race vehicles                          438,397
Vehicles - other                       109,063
                                     ---------
                                       668,440
Less accumulated depreciation         (324,964)
                                     ---------
                                     $ 343,476

Depreciation charged to operations was $127,077 and $113,464 for the years ended June 30, 2002 and 2001, respectively.

Note 3.  Other Assets

Other assets at June 30, 2001 consist of principally of costs associated with the development of the Company's internet web site and the software component thereof which will enable the Company to offer its services and arrange for payment therefore electronically. The Company is amortizing these costs over a five-year period that began at July 1, 1999. Amortization expense recorded during the year ended June 30, 2002 and 2001 amounted to $2,440 for each period.

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

The unearned services under the contracts aggregate
$595,835 at June 30, 2002 and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended June 30, 2002 and 2001 amounted to $91,667 for each period.
The services will be charged to expense ratably over the remaining terms of the contracts (7.5 years).

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

During December 2001, the Company issued 1,000,000 shares of its restricted common stock to a major shareholder for cash at $.10 per share, which was the bid price of the Company's common stock at the time of the sale. Additionally during 2001, the Company issued 500,000 shares of its common stock to a consultant for services rendered to the Company during the year. The shares were valued at $.08 per share, which was the bid price of the common stock at the date the stock issuance was approved by the Board of Directors. The contract covers a three year term and at June 30, 2002, $34,445 of contract services had not been provided.
This amount is included in the caption "Unearned services" in the accompanying financial statements.

Additionally during 2002, the Company authorized the issuance of 1,411,765 common shares to a former officer for the conversion of $120,000 of accrued salary at an exchange price of $.085 per share. The bid price of the Company's common stock at the time of the exchange was $.10 per share. The Company has recorded $21,176 of compensation expense in connection with this transaction. The Company also authorized the issuance of 117,647 common shares to an individual for the conversion of $15,000 of notes payable at an exchange price of $.128 per share, which was equivalent to the bid price of the Company's common stock at the time of the exchange.

On March 6, 2002, the Company authorized the conversion of $24,000 of accrued consulting fees into common stock at an exchange price of $.085 per share. The bid price of the Company's common stock at that date was $.10 per share. The Company has recorded $4,235 of consulting expense in connection with this transaction. The shares had not been issued as of June 30, 2002.

The Company has an aggregate of 200,000 options to purchase common stock at $1.00 per share and 200,000 options to purchase common stock at $2.00 per share outstanding at June 30, 2001. No options were exercised during the year ended June 30, 2002.
No additional options were granted during the year ended June 30, 2001 and 2002.

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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at June 30, 2002 of approximately
$3,539,000 that will expire $350,000 in 2019 and
$1,608,000 in 2020, $1,008,000 in 2021 and $573,000
in 2022. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset.

The deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 1,203,000
 Less valuation allowance                      (1,203,000)
                                              -----------
Net deferred tax asset                        $         -

During the year ended June 30, 2002 the valuation allowance for deferred tax assets increased by $195,000.

Note 6. Notes Payable and Long-term Debt

The Company has three vehicle purchase contracts outstanding at June 30, 2002 having an outstanding balance at that date of $69,253. The loans are due in monthly installments of $2,114 including interest at from 7.9% to 10% through April 2006.
Three support vehicles collateralize the loans.
Principal repayments are due as follows: $20,270 in 2003, $22,126 in 2004, $15,606 in 2005 and $11,251
in 2006.

Additionally during February 2002, the Company negotiated a $100,000 line of credit with a bank.
The outstanding balance of the line amounted to $87,500 at June 30, 2002 and the year end interest rate was 5.25%. Interest payments are due monthly and the principal balance is due in full on February 11, 2003. The loan is unsecured and has been guaranteed by an officer of the Company.

Note 7. Commitments and contingencies

Operating leases:
The Company leases its office and garage facilities on a month to month basis. Additionally, the Company has operating leases associated with vehicles with a terms ending in April 2003. Minimum future rentals payable under the leases are as follows:

Year                    Amount
2003				$15,934

Rent expense amounted to $56,880 and $74,553 for the years ended June 30, 2002 and 2001, respectively.

Note 8.  Related Party Transactions

During the year ended June 30, 2002, certain the Company's officers and directors advanced an aggregate of $150,000 in cash to the Company and $25,680 of repayments were made. The aggregate balance of all advances amounted to $326,527 at June 30, 2002. Certain of the advances bear interest at 9% per year and interest of $29,899 has been added to the loan balances. The advances are expected to be repaid currently.

During the year ended June 30, 2001, certain the Company's officers and directors advanced an aggregate of $127,308 in cash to the Company.

At June 30, 2002, the Company had accrued salary for its officer aggregating $168,000. The officer is due $60,000 per year in annual salary.

Note 9.  Business Segments and Related Information

The Company offers a "NASCAR" type driving experience to the general public at racetrack locations in the United States. To date its revenues have consisted of sales from the driving program and sales of promotional type apparel bearing the Company's logo. The Company expects to continue sales of these items in conjunction with its driving experience business and does not expect that such sales will constitute a separate business segment. Sales of promotional items amounted to $13,656 and $17,078 during the years ended June 30, 2002 and 2001, respectively.

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

Date:    October 14, 2002

Jarrett/Favre Driving Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   October 14, 2002
-------------------                     Director

/s/Brian C. Rosenbloom            Principal Financial Officer
                                    Controller/Director       October 14, 2002

/s/Glenn Jarrett                        Director              October 14, 2002
-------------------