Form 10QSB
period 2002-09-30
JARRETT FAVRE DRIVING ADVENTURE INC
filed 2002-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for
Quarterly Period Ended September 30, 2002

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
September 30, 2002:  Common Stock  -  13,758,500

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   September 30, 2002 (unaudited)            3
Statements of Operations for the
   three months ended
   September 30, 2002 and 2001,
   (unaudited)                               4
Statements of Cash Flows for the
   three months ended September 30,
   2002 and 2001(unaudited)                  5
Notes to financial statements                6

      The Jarrett/Favre Driving Adventure, Inc.
                 Balance Sheet
               September 30, 2002

             ASSETS

Current assets:
  Cash                                             $ 42,602
  Inventory                                           3,652
  Prepaid expenses                                   90,138
                                                  ---------
        Total current assets                        136,392

Property and equipment, at cost, net of
   accumulated depreciation of $ 357,064            311,936

Other assets                                          4,270
                                                  ---------
                                                   $452,598
                                                  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                              $ 97,500
  Current portion of long-term debt                  20,720
  Accounts payable                                   69,861
  Accrued expenses                                   55,996
  Accrued salaries - officers                       178,000
  Deferred revenue                                  177,061
  Shareholder advances                              331,924
                                                  ---------
      Total current liabilities                     931,062

Long-term debt                                       43,632
                                                   --------
      Total liabilities                             974,694
                                                  ---------
Stockholders' equity:
 Common stock, $ .01 par value,
   100,000,000 shares authorized
   13,738,500 outstanding                           168,679
 Additional paid-in capital                       3,516,548
 Subscribed shares                                   10,000
 Unearned services                                 (603,752)
 Deficit                                         (3,613,571)
                                                  ---------
       Total stockholders' equity                  (522,096)
                                                  ---------
                                                  $ 452,598
                                                  =========

The accompanying notes are an integral
part of these financial statements.

    The Jarrett/Favre Driving Adventure, Inc.
           Statement of Operations

                           3 Mos. Ended  3 Mos. Ended  3 Mos. Ended  3 Mos. Ended
                             Sept. 30,      Sept. 30,     Sept. 30,    Sept. 30,
                               2002           2001          2002         2001
                           ------------  ------------   -----------  ------------
Sales                       $ 188,314      $ 214,858       $ 188,314   $ 214,858
Cost of sales and services    114,265        191,047         114,265     191,047
                            ---------      ---------       ---------   ---------
Gross profit                   74,049         23,811          74,049      23,811

General and administrative
   expenses:
  Advertising and marketing
   expense                     19,807         26,079          19,807      26,079
 Amortization of service
   contracts                   23,527         23,554          23,527      23,554
 Compensation of officers      15,000              -          15,000           -
 Depreciation                  32,100         31,200          32,100      31,200
 Salaries, wages and benefits  30,360         61,670          30,360      61,670
 Rent                           7,950         12,599           7,950      12,599
 Professional fees              3,040          3,939           3,040       3,939
 Other                         35,172         36,052          35,172      36,052
                             --------       --------       ---------   ---------
Income (loss) from operations (92,907)      (171,282)        (92,907)   (171,282)

Other income and (expenses):
 Other income                      30         13,980              30      13,980
 Interest income                    -              -               -           -
 Interest expense              (8,813)        (6,570)         (8,813)     (6,570)
                             --------       --------       ---------    --------
Income (loss) before taxes   (101,690)      (163,872)       (101,690)   (163,872)
Income taxes                        -              -               -           -
                             --------       --------       ---------    --------
 Net income (loss)          $(101,690)     $(163,872)      $(101,690)  $(163,872)
                            =========      =========       =========   =========
Per share information:

Basic (loss) per share      $   (0.01)     $   (0.01)      $   (0.01)  $   (0.01)
                            =========      =========       =========   =========
Weighted average shares
   outstanding             16,859,109     13,738,500      16,859,109  13,738,500
                           ==========     ==========      ==========  ==========

The accompanying notes are an integral
part of these financial statements.

The Dale Jarrett Driving Adventure, Inc.
Statement of Cash Flows

                                                3 Mos. Ended           3 Mos. Ended
                                                  Sept. 30,             Sept. 30,
                                                    2002                   2001
                                                ------------           -----------
Net (loss)                                      $ (101,690)             $ (163,872)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                      58,628                  54,725
 Issuance of stock in exchange for services         12,000                       -
 Changes in assets and liabilities:
  (Increase) decrease in inventory                       -                   4,426
  (Increase) decrease in prepaid expenses           (1,194)                 17,620
  (Increase) decrease in accounts receivable             -                  (3,356)
  (Increase) decrease in other assets                  610                       -
  Increase (decrease) in deferred revenue           67,327                  10,029
  Increase (decrease) in accounts payable and
   accrued expenses                                 (9,658)                (42,155)
                                                 ---------              ----------
     Total adjustments                             127,713                  41,289
                                                 ---------              ----------
 Net cash from (used in) operating activities       26,023                (122,583)
                                                 ---------              ----------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                (560)                 (2,782)
                                                 ---------              ----------
 Net cash (used in) investing activities              (560)                 (2,782)
                                                 ---------              ----------
Cash flows from financing activities:
 Proceeds from notes payable                        10,000                       -
 Loans from shareholders                             5,397                 127,694
 Repayment of long term debt                        (4,902)                 (3,470)
                                                 ---------              ----------
 Net cash from financing activities                 10,495                 124,224
                                                 ---------              ----------
Increase (decrease) in cash                         35,958                  (1,141)

Cash and equivalents, beginning of period            6,644                   6,274
                                                 ---------              ----------
Cash and equivalents, end of period              $  42,602              $    5,133
                                                 =========              ==========

The accompanying notes are an integral
  part of these financial statements.

The Jarrett/Favre Driving Adventure, Inc.
Notes to Financial Statements
September 30, 2002

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended June 30, 2002.

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

For the three months ended September 30, 2002, the Corporation acquired property and equipment of $560 resulting in net cash used in investing activities of $560.

For the three months ended September 30, 2001, the Corporation acquired property and equipment of $2,782 resulting in net cash used in investing activities of $2,782.

For the three months ended September 30, 2002, the
Corporation received proceeds from notes payable
of $10,000, loans from shareholders of $5,397 and
repaid long term debt of $4,902.   As a result,
the Corporation had net cash from financing activities of $10,495 for the three months ended
September 30, 2002.

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

For the three months ended September 30, 2002, the Corporation has sales of $188,314 with a cost of sales and services of $114,265 for a gross profit of $74,049.

For the three months ended September 30, 2002, the
Corporation had general and administrative
expenses of $92,907.   These expenses consisted of
advertising and marketing expense of $19,807, amortization of service contracts of $23,527, compensation of officers of $15,000, depreciation of 32,100, salaries, wages and benefits of $30,360, rent of $7,950, professional fees of $3,040 and other expenses of $35,172.

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

Dated:  November 11, 2002

The Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director