Form 10QSB
period 2002-12-31
DALE JARRET RACING ADVENTURE INC
filed 2003-02-25
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2002

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942


    Dale Jarrett Racing Adventure, Inc.
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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 31, 2002: Common Stock - 16,867,900

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   December 31, 2002 (unaudited)            3
Statements of Operations for the
   six months ended
   December 31, 2002 and 2001,
   (unaudited)                               4
Statements of Cash Flows for the
   six months ended December 31,
   2002 and 2001(unaudited)                  5
Notes to financial statements                6

                   Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                           December 31, 2002

                           ASSETS

Current assets:
  Cash                                                        $     99,844
  Inventory                                                          4,068
  Prepaid expenses                                                 157,195
                                                              ------------
     Total current assets                                          261,107

Property and equipment, at cost, net of
 accumulated depreciation of $ 389,264                             281,671

Other assets                                                         3,660
                                                              ------------
                                                              $    546,438
                                                              ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable - bank                                        $     97,500
   Current portion of long-term debt                                21,178
   Accounts payable                                                 60,273
   Accrued expenses                                                 58,014
   Accrued salaries - officers                                     187,000
   Deferred revenue                                                331,430
   Shareholder advances                                            337,321
                                                              ------------
     Total current liabilities                                   1,092,716

Long-term debt                                                      38,145
                                                              ------------
     Total liabilities                                           1,130,861
                                                              ------------
Stockholders' equity:
 Common stock, $ .01 par value,
  100,000,000 shares authorized
  16,867,900 outstanding                                            168,679
 Additional paid-in capital                                       3,516,548
 Subscribed stock                                                    10,000
 Unearned services                                                 (578,336)
 Deficit                                                         (3,701,314)
                                                                -----------
     Total stockholders' equity                                    (584,423)
                                                                -----------
                                                                $    546,438
                                                                ============

The accompanying notes are an integral part of these financial statements.

                 Dale Jarrett Racing Adventure, Inc.
                        Statement of Operations

                              3 Mos. Ended  3 Mos. Ended  6 Mos. Ended  6 Mos. Ended
                                  Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                   2002           2001          2002           2001
                              -------------  -----------  -------------  ------------
Sales                            $   232,073    $   304,868  $   420,386   $   519,726
Cost of sales and services           126,318        155,593      247,370       346,640
                                 -----------    -----------  -----------   -----------
Gross profit                         105,755        149,275      173,016       173,086
                                 -----------    -----------  -----------   -----------
General and administrative expenses:
 Advertising and marketing expense    34,436         17,314       54,242        43,393
 Amortization of service contracts    23,527         25,279       47,053        48,833
 Compensation of officers             15,000              -       30,000             -
 Depreciation                         32,200         31,200       64,300        62,400
 Other                                24,149         30,494       50,381        66,546
 Professional fees                    10,000            953       13,040         4,892
 Rent                                  7,950         10,422       15,900        23,021
 Salaries, wages and benefits         37,931         56,079       70,444       117,749
                                 -----------    -----------  -----------   -----------
Total expenses                       185,193        171,741      345,360       366,834
                                 -----------    -----------  -----------   -----------
Income (loss) from operations        (79,438)       (22,466)    (172,344)    (193,748)
                                 -----------    -----------  -----------   -----------
Other income and (expenses):
 Other income                             60          7,100          90        21,080
 Interest expense                     (8,366)        (3,919)    (17,180)      (10,489)
                                 -----------    -----------  ----------   -----------
Income before taxes                  (87,744)       (19,285)   (189,434)     (183,157)
Income taxes                               -              -           -             -
                                 -----------    -----------  ----------   -----------
 Net income (loss)               $   (87,744)   $   (19,285)  $(189,434)   $ (183,157)
                                 ===========    ===========  ==========   ===========
Per share information:

Basic (loss) per share           $     (0.01)   $      0.00    $  (0.01)   $    (0.01)
                                 ===========    ===========    ========    ==========
Weighted average
   shares outstanding             16,867,900     14,089,804  16,863,504    13,914,152
                                 ===========    ===========  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 Dale Jarrett Racing Adventure, Inc.

                     Statement of Cash Flows

                                                   6 Mos. Ended    6 Mos. Ended
                                                     Dec. 31,        Dec. 31,
                                                      2002            2001
                                                   -------------   ------------
Net (loss)                                         $   (189,434)   $   (183,157)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                          116,244         108,232
 Common stock subscribed for services                    12,000               -
 Changes in assets and liabilities:
  (Increase) decrease in inventory                         (416)          5,291
  (Increase) decrease in prepaid expenses               (68,251)         52,993
  (Increase) decrease in other assets                     1,220           3,898
  Increase (decrease) in deferred revenue               221,696        (104,005)
  Increase (decrease) in accounts payable and
   accrued expenses                                      (8,228)        (55,049)
                                                    -----------     -----------
   Total adjustments                                    274,265          11,360
                                                    -----------     -----------
 Net cash provided by (used in) operating activities     84,831        (171,797)
                                                    -----------     -----------
Cash flows (used in) investing activities:
 Acquisition of property and equipment                   (2,495)        (17,115)
                                                    -----------     -----------
 Net cash (used in) investing activities                 (2,495)        (17,115)
                                                    -----------     -----------
Cash flows from financing activities:
 Common stock sold for cash                                   -         100,000
 Proceeds from bank loan                                 10,000               -
 Loan from officer                                       10,794         130,000
 Repayment of long term debt                             (9,930)         (9,075)
                                                    -----------     -----------
 Net cash from financing activities                      10,864         220,925
                                                    -----------      ----------
Increase (decrease) in cash                              93,200          32,013

Cash and equivalents, beginning of period                 6,644          6,274
                                                     ----------      ---------
Cash and equivalents, end of period                  $   99,844      $  38,287
                                                     ==========      =========

The accompanying notes are an integral part of these financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2002

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

Change of Corporate Name
Effective November 21, 2002, the Company has changed its name to Dale Jarrett Racing Adventure, Inc.

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

For the six months ended December 31, 2002, the Corporation acquired property and equipment of $2,495 resulting in net cash used in investing activities of $2,495.

For the six months ended December 31, 2001, the Corporation acquired property and equipment of $17,115 resulting in net cash used in investing activities of $17,115.

For the six months ended December 31, 2002, the Corporation received proceeds from bank loan of $10,000, loans from officer of $10,794 and
repaid long term debt of $9,930.   As a result, the Corporation had net
cash from financing activities of $10,864 for the six months ended December 31, 2002.

For the six months ended December 31, 2001, the Corporation received cash from the sale of common stock of $100,000, loans from officer of $130,000 and repaid long term debt of $9,075. As a result, the Corporation had net cash from financing activities of $220,925 for the six months ended December 31, 2001.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the six months ended December 31, 2002,
the Corporation has sales of $420,386 with a cost of sales and services of $247,370 for a gross profit of $173,016.

For the six months ended December 31, 2002, the Corporation had general
and administrative expenses of $345,360.   These expenses consisted of
advertising and marketing expense of $54,242, amortization of service contracts of $47,053, compensation of officers of $30,000, depreciation of $64,300, salaries, wages and benefits of $70,444, rent of $15,900, professional fees of $13,040 and other expenses of $50,381.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

Dated:  February 24, 2003

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director

               CERTIFICATIONS

I, Timothy B. Shannon, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Dale
Jarrett Driving Adventure, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 24, 2003

/s/Timothy B. Shannon
--------------------------
Timothy B. Shannon
Chief Executive Officer

               CERTIFICATIONS

I, Brian C. Rosenbloom, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Dale
Jarrett Driving Adventure, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 24, 2003

/s/Brian C. Rosenbloom
--------------------------
Brian C. Rosenbloom
Chief Financial Officer