Form 10QSB
period 2003-03-31
DALE JARRET RACING ADVENTURE INC
filed 2003-05-20
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2003

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2003: Common Stock - 16,867,900

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   March 31, 2003 (unaudited)             3
Statements of Operations for the
   nine months ended
   March 31, 2003 and 2002,
   (unaudited)                               4
Statements of Cash Flows for the
   nine months ended March 31,
   2003 and 2002(unaudited)                  5
Notes to financial statements                6

                   Dale Jarrett Racing Adventure, Inc.
                               Balance Sheet
                              March 31, 2003

                                  ASSETS
Current assets:
 Cash                                                      $   100,726
 Inventory                                                       3,611
 Prepaid expenses                                              160,156
                                                           -----------
     Total current assets                                      264,493

Property and equipment, at cost, net of
 accumulated depreciation of $ 421,364                         249,571

Other assets                                                     3,051
                                                           -----------
                                                           $   517,115
                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable bank                                         $    90,000
 Current portion of long-term debt                              21,649
 Accounts payable                                               10,250
 Accrued expenses                                               42,469
 Accrued salaries - officers                                   191,500
 Deferred revenue                                              496,436
 Shareholder advances                                          338,830
                                                           -----------
     Total current liabilities                               1,191,134

Long-term debt                                                  32,552
                                                           -----------
     Total liabilities                                       1,223,686
                                                           -----------

Stockholders' equity:
 Common stock, $ .01 par value,
  100,000,000 shares authorized
  17,039,900 outstanding                                      170,399
 Additional paid-in capital                                 3,537,028
 Subscribed shares                                             10,000
 Unearned services                                           (552,919)
 Deficit                                                   (3,871,079)
                                                          -----------
     Total stockholders' equity                              (706,571)
                                                          -----------
                                                          $   517,115
                                                          ===========



The accompanying notes are and integral part of these financial statements.

                    Dale Jarrett Racing Adventure, Inc.
                         Statement of Operations

                          3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                             Mar. 31,       Mar. 31,       Mar. 31,       Mar. 31,
                               2003           2002           2003           2002
                          ------------   ------------   ------------   ------------
Sales                     $    232,952   $     56,479   $    653,338   $    576,205
Cost of sales and services     142,781         37,160        390,151        383,800
                          ------------   ------------   ------------   ------------
Gross profit                    90,171         19,319        263,187        192,405
                          ------------   ------------   ------------   ------------
General and administrative expenses:-------
  Salaries, wages and
   benefits                     52,971         45,741        123,415        163,490
  Depreciation                  32,100         31,200         96,400         93,600
  Other                         35,319         17,885         86,919         84,431
  Amortization of service
   contracts                    22,917         19,918         68,751         68,751
  Advertising and marketing
   expense                      69,882         20,191        124,124         63,584
  Rent                           7,950          7,950         23,850         30,971
  Compensation of officers      15,000         15,000         45,000         15,000
  Professional fees             18,000          3,247         31,040          8,139
                          ------------   ------------   ------------   ------------
Total expenses                 254,139        161,132        599,499        527,966
                          ------------   ------------   ------------   ------------
Income (loss) from operations (163,968)      (141,813)      (336,312)      (335,561)
                          ------------   ------------   ------------   ------------

Other income and (expenses):
 Other income                      516            370            606         21,450
 Interest expense               (6,313)        (9,689)       (23,493)       (20,178)
                          ------------   ------------   ------------   ------------
Income before taxes           (169,765)      (151,132)      (359,199)      (334,289)
Income taxes                         -              -              -              -
                          ------------   ------------   ------------   ------------
     Net income (loss)    $   (169,765)  $   (151,132)  $   (359,199)  $   (334,289)
                          ============   ============   ============   ============

Per share information:
Basic (loss) per share           #REF!   $      (0.01)         #REF!   $      (0.02)
                          ============   ============   ============   ============
Weighted average shares
  outstanding                    #REF!     15,248,500          #REF!     14,352,442
                          ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                     Dale Jarrett Racing Adventure, Inc.
                         Statement of Cash Flows

                                            9 Mos. Ended   9 Mos. Ended
                                               Mar. 31,       Mar. 31,
                                                 2003           2002
                                            ------------   ------------
Net (loss)                                  $   (359,199)  $   (334,289)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                  173,761        162,349
  Common stock subscribed for services            34,200         40,000
  Changes in assets and liabilities:
    (Increase) decrease in inventory                  41          5,783
    (Increase) decrease in prepaid expenses      (71,212)       (14,212)
    (Increase) decrease in other assets            1,829          7,464
    Interest added to shareholder loans           14,106              -
    Increase (decrease) in deferred revenue      386,702        (51,261)
    Increase (decrease) in accounts payable
     and accrued expenses                       (69,296)        (55,984)
                                             ------------   -----------
          Total adjustments                      470,131         94,139
                                            ------------   ------------
  Net cash provided by (used in) operating
  activities                                     110,932       (240,150)
                                            ------------   ------------
Cash flows (used in) investing activities:
  Acquisition of property and equipment           (2,495)       (17,115)
                                            ------------   ------------
  Net cash (used in) investing activities         (2,495)       (17,115)
                                            ------------   ------------
Cash flows from financing activities:
  Proceeds from notes payable                     10,000         30,000
  Repayment of note payable                       (7,500)             -
  Proceeds from shareholder advances                   -        146,534
  Repayment of shareholder advances               (1,803)             -
  Common stock sold for cash                           -        100,000
  Repayment of long term debt                    (15,052)       (13,766)
                                            ------------   ------------
  Net cash provided by (used in) financing
  activities                                     (14,355)       262,768
                                            ------------   ------------
Increase (decrease) in cash                       94,082          5,503

Cash and equivalents, beginning of period          6,644          6,274
                                            ------------   ------------

Cash and equivalents, end of period         $    100,726   $     11,777
                                            ============   ============



The accompanying notes are an integral part of these financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
March 31, 2003


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

For the nine months ended March 31, 2003, the Corporation acquired property and equipment of $2,495 resulting in net cash used in investing activities of $2,495.

For the nine months ended March 31, 2002, the Corporation acquired property and equipment of $17,115 resulting in net cash used in investing activities of $17,115.

For the nine months ended March 31, 2003, the Corporation received proceeds from notes payable of $10,000, repaid note payable of $7,500, repaid shareholder advances of $1,803 and repaid long term debt of
$15,052.   As a result, the Corporation had net cash used in financing activities of $14,355 for the nine months ended March 31, 2003.

For the nine months ended March 31, 2002, the Corporation received proceeds from notes payable of $30,000, proceeds from shareholder advances of $146,534, cash from the sale of common stock of $100,000, and repaid long term debt of $13,766. As a result, the Corporation had net cash from financing activities of $262,768 for the nine months ended March 31, 2003.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the nine months ended March 31, 2003, the
Corporation has sales of $653,338 with a cost of sales and services of $390,141 for a gross profit of $263,187.

For the nine months ended March 31, 2003, the Corporation had general
and administrative expenses of $599,499.   These expenses consisted of
advertising and marketing expense of $124,124, amortization of service contracts of $68,751, compensation of officers of $45,000, depreciation of $96,400, salaries, wages and benefits of $123,415, rent of $23,850, professional fees of $31,040 and other expenses of $86,919.

For the nine months ended March 31, 2002, the Corporation had sales of $576,205 with a cost of sales of $383,800 for a gross profit of $192,405.

For the nine months ended March 31, 2002, the Corporation had general
and administrative expenses of $527,966.   These expenses consisted of
advertising and marketing expense of $63,584, amortization of service contracts of $68,751, depreciation of $93,600, salaries, wages and benefits of $163,490, rent of $30,971, professional fees of $8,139 and other expenses of $84,431.

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

Dated:  May 20, 2003

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

Date:  May 20, 2003

/s/Timothy B. Shannon
--------------------------
Timothy B. Shannon
Chief Executive Officer
Interim Chief Financial Officer