Form 10KSB
period 2003-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2003-10-15
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: 6/30/03
                       OR
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

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  x  ]

The Corporation's revenues for its most recent fiscal year were $1,296,958. As of June 30, 2003 the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $2,435,126

The number of shares outstanding of Corporation's only class of common stock, as of June 30, 2003 was 17,243,912 shares of its $.01 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

             PART I
ITEM 1.    BUSINESS

The Corporation was formed as a C corporation and incorporated November 24, 1998. The Corporation is currently not involved with any proceedings, bankruptcy or receiverships.

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

The Corporation has purchased thirteen(13) stock cars at an approximate
price of $50,000 per car.   Parts will be nominal due to the lack of
any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs will be approximately $20,000 per month at each active "hub". The Corporation has an operating lease for a Miller Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $1000 per day.

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

Government Regulation.    The Corporation does not currently need any
government approval of our services. The Corporation is not aware of any existing or probable governmental regulations on our business or industry. The Corporation is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker's compensation and property and casualty insurance. Currently the Corporation has one hundred million dollars ($100,000,000) of liability.

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 4279 Burnwood Trail, Denver, NC 28037. This location has 10,000 square feet and is leased on a month to month basis for $2,000 per month.

ITEM 3.    LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2002, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information.    The Corporation began trading publicly on the
NASD Over the Counter Bulletin Board on June 22, 2000.

The following table sets forth the range of high and low bid quotations for the Corporation's common stock as reported on the NASD Bulletin Board, by Wienstock Securities, Paragon Securities, Sharpe Capital, Herzog Securities, Nite Securities, Mayer Shweitzer, GVR Capital, Fleet Securities and Program. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                 High Bid             Low Bid
             9/30/00                     1.125                1.75
            12/31/00                      .696                1.25
             3/31/01                     .9375               .8125
             6/30/01                     .9063               .9063
             9/30/01                     .50                   .35
            12/31/01                     .27                   .15
             3/31/02                     .25                   .10
             6/30/02                     .10                   .10
             9/30/02                     .25                   .25
            12/31/02                     .25                   .25
             3/31/03                     .35                   .35
             6/30/03                     .45                   .45

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of September 30, 2003, the number of holders of Corporation's common stock is 244.

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

The Corporation currently has classes planned through December 2004.

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

For the year ended June 30, 2003, the Corporation acquired plant and equipment of $2,761 resulting in net cash used in investing activities of $2,761

For the year ended June 30, 2002, the Corporation acquired plant and equipment of $17,116 resulting in net cash used in investing activities of $17,116.

For the year ended June 30, 2003, the Corporation repaid an officer advance of $15,000 and repaid long-term debt of $21,602. As a result, the Corporation had net cash used in financing activities of $36,602 for the year ended June 30, 2003.

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

During the year ended June 30, 2003, the Corporation authorized the issuance of an aggregate of 276,000 shares of its common stock to four unrelated individuals or entities for services rendered to the Corporation during the year. Aggregate expense related to the shares issued for services amounted to $40,200 and was based upon the trading value of the Corporation's common stock at the date the shares were authorized by the Corporation's Board of Directors. Additionally, the Corporation issued 200,000 shares of its common stock to an individual for the purchase of a race vehicle valued at $20,000. The trading price of the Corporation's common stock at the date of the purchase was $.14 per share.

The Corporation has an aggregate of 200,000 options to purchase common stock at $1.00 per share and 200,000 options to purchase common stock at $2.00 per share outstanding at June 30, 2002. No options were exercised during the years ended June 30, 2003 and 2002.

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2003. The aggregate amount of debt subject to exchange was $575,374 at June 30, 2003. If all of the debt as of June 30, 2003 were converted, the Corporation would be required to issue an additional 4,109,814 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the year ended June 30, 2003, the
Corporation had sales of $1,296,958 with cost of sales of $669,597 for a gross profit of $627,361.

For the year ended June 30, 2003, the Corporation had general and
administrative expenses of 994,478.   These expenses consisted of
salaries, wages and benefits of $347,682, marketing costs of 151,435, garage operations of $109,022, rent and utilities of $54,400, profession fees of $36,602, depreciation of $130,582, amortization of
service contracts of $102,778 and other expenses of $61,977.   These
expenses increased over expenses for 2002 due to increased operations.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.


ITEM 7. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

             PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 41        President, Director            Inception to Present
                               Chief Executive Officer
                               Chief Financial Officer              June 13, 2002
    to present

Brian C. Rosenbloom, age 42        Director                      Inception to Present


Glenn Jarrett, age 52          Chief Operating Officer           Inception to Present
                                      Director

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2001     $60,000
                         2002     $54,249
2003     $60,000

 (1)The Corporation has entered into an agreement with Glenn Jarrett, a director, under which he will receive the option to purchase 250,000 Common Shares of the Corporation at an option exercise price of $2.50
per Common Share.   The term of the option is ten years.


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

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2003. The aggregate amount of debt subject to exchange was $575,374 at June 30, 2003. If all of the debt as of June 30, 2003 were converted, the Corporation would be required to issue an additional 4,109,814 shares.

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

              Shareholdings at Date of
                   This Prospectus

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  3,000,000                17.40%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Brian Rosenbloom                 3,000,000                17.40%
3660 Maguire Blvd
Suite 101
Orland, Florida 32803

Dale Jarrett                     1,500,000                 8.70%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                 8.70%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      1,000,000                  5.80%
3182 9th Tee Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                  5.80%
3182 9th Tee Drive
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           7,000,000                40.59%

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2002, certain the Corporation's officers and directors advanced an aggregate of $150,000 in cash to the Corporation and $25,680 of repayments were made. The aggregate balance of all advances amounted to $326,527 at June 30, 2002. Certain of the advances bore interest at 9% per year and interest of $29,899 was added to the loan balances for the year ended June 30, 2002.

During the year ended June 30, 2003, an officer and director of the Corporation sold three race vehicles to the Corporation for an aggregate price of $64,000. The Corporation made $15,000 of cash repayments of officer advances during the year ended June 30, 2003. The aggregate balance of all advances amounted to $406,973 at June 30, 2003. Certain of the advances bore interest at between 6% and 9% per year and interest of $31,446 was added to the loan balances for the year ended June 30, 2003. The advances are expected to be repaid currently.

At June 30, 2003, the Corporation had accrued salary for its officer aggregating $197,500. The officer is due $60,000 per year in annual salary.

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

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Dale Jarrett Racing Adventure, Inc.


We have audited the balance sheet of Dale Jarrett Racing Adventure, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles.


                       James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Dillon, Colorado
October 8, 2003

                 Dale Jarrett Racing Adventure, Inc.
                           Balance Sheet
                           June 30, 2003

                    ASSETS
                    ------
Current assets:
  Cash                                                     $  162,621
  Accounts receivable - trade                                  30,420
  Inventory                                                     4,218
  Prepaid expenses                                            104,012
                                                           ----------
      Total current assets                                    301,271

Property and equipment, at cost, net of
  accumulated depreciation of $455,546                        332,810

Other assets                                                    2,440
                                                           ----------
                                                           $  636,521
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Note payable - bank                                      $   82,500
  Current portion of long-term debt                            31,505
  Accounts payable                                             51,376
  Accrued expenses                                             48,293
  Accrued salaries - officers                                 197,500
  Deferred revenue                                            467,907
  Officer advances                                            406,973
                                                           ----------
      Total current liabilities                             1,286,054

Long-term debt                                                 49,302

Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.01 par value,100,000,000 shares
  authorized, 17,243,912 shares issue and outstanding         172,439
 Additional paid-in capital                                 3,560,988
 Subscriptions to common stock                                 10,000
 Unearned services                                           (527,502)
 Deficit                                                   (3,914,760)
                                                           ----------
                                                             (698,835)
                                                           ----------
                                                           $  636,521
                                                           ==========

See accompanying notes to financial statements.

                 Dale Jarrett Racing Adventure, Inc.
                      Statements of Operations
             For The Years Ended June 30, 2003 and 2002

                                                 2003         2002
                                              ----------   ----------
Sales                                         $1,296,958   $  662,559
Cost of sales and services                       669,597      411,553
                                              ----------   ----------
Gross profit                                     627,361      251,006


 General and administrative expenses:
  Salaries, wages and benefits                   347,682      276,478
  Marketing costs                                151,435       44,591
  Garage operations                              109,022       55,187
  Rent and utilities                              54,400       63,478
  Professional fees                               36,602       48,384
  Depreciation                                   130,582      127,077
  Amortization of service contracts              102,778       94,107
  Other                                           61,977       64,558
                                              ----------   ----------
      Total                                      994,478      773,860
(Loss) from operations                          (367,117)    (522,854)

Other income and (expense):
 Interest expense                                (37,507)     (38,351)
 Other income                                      1,745       21,475
                                              ----------   ----------
                                                 (35,762)     (16,876)
                                              ----------   ----------
(Loss) before taxes                             (402,879)    (539,730)
Income taxes                                           -            -
                                              ----------   ----------
  Net (loss)                                  $ (402,879)  $ (539,730)
                                              ==========   ==========

Per share information:

Basic and diluted (loss) per share            $    (0.02)  $    (0.04)
                                              ==========   ==========

Weighted average shares outstanding           17,001,912   14,912,520
                                              ==========   ==========





See accompanying notes to financial statements.

                 Dale Jarrett Racing Adventure, Inc.
            Statement of Changes in Stockholders' Equity
             For The Years Ended June 30, 2003 and 2002

                                                     Additional
                                  Common       Stock      Paid-in       Stock
ACTIVITY                          Shares       Amount     Capital      Subscrip
                                                                         tions
                               ----------   ----------   ----------   ----------
Balance June 30, 2001          13,738,500   $  137,385   $3,232,784   $   10,000

Shares issued for cash          1,000,000       10,000       90,000            -

Shares issued for services        500,000        5,000       35,000            -

Shares issued for debt
  conversion                    1,529,412       15,294      119,706            -

Compensation value of shares
  and options issued at less
  than fair market value                -            -       28,058            -

Amortization of unearned
  services                              -            -            -            -

Net loss for the year ended
  June 30, 2002                         -            -            -            -
                               ----------   ----------   ----------   ----------
Balance June 30, 2002          16,767,912      167,679    3,505,548       10,000

Shares issued for services        276,000        2,760       37,440            -

Shares issued for vehicle
  purchase                        200,000        2,000       18,000            -

Amortization of unearned
  services                              -            -            -            -

Net loss for the year ended
  June 30, 2003                         -            -            -            -
                               ----------   ----------   ----------   ----------
Balance June 30, 2003          17,243,912   $  172,439   $3,560,988   $   10,000
                               ==========   ==========   ==========   ==========





                 Dale Jarrett Racing Adventure, Inc.
           Statement of Changes in Stockholders' Equity
             For The Years Ended June 30, 2003 and 2002

                                              Unearned
                                              Services     Deficit       Total
                                            ----------   ----------   ----------
Balance June 30, 2001                       $ (687,502) $(2,972,151)  $ (279,484)

Shares issued for cash                               -            -      100,000

Shares issued for services                     (34,445)           -        5,555

Shares issued for debt
  conversion                                         -            -      135,000

Compensation value of shares
  and options issued at less
  than fair market value                             -            -       28,058

Amortization of unearned
  services                                     (91,667)           -       91,667

Net loss for the year ended
  June 30, 2002                                      -            -     (539,730)
                                            ----------   ----------   ----------
Balance June 30, 2002                         (630,280)  (3,511,881)    (459,934)

Shares issued for services                           -            -       40,200

Shares issued for vehicle
  purchase                                           -            -       20,000

Amortization of unearned
  services                                     102,778            -      102,778

Net loss for the year ended
  June 30, 2003                                      -     (402,879)    (402,879)
                                            ----------   ----------   ----------
Balance June 30, 2003                       $ (527,502) $(3,914,760)  $ (698,835)
                                            ==========   ==========   ==========





See accompanying notes to financial statements.

                 Dale Jarrett Racing Adventure, Inc.
                      Statements of Cash Flows
             For The Years Ended June 30, 2003 and 2002

                                                 2003         2002
                                              ----------   ----------
Net (loss)                                    $ (402,879)  $ (539,730)
  Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization                 235,800      186,739
   Common stock issued for services               40,200       40,000
   Compensation value of stock & options               -       28,058
   Interest added to officer loans                31,446       29,899
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable   (30,420)       5,634
    (Increase) decrease in inventory                (566)       5,782
    (Increase) in prepaid expenses               (15,068)      (5,203)
    Increase in deferred revenue                 358,173       (5,079)
    Increase in accounts payable and
      accrued expenses                           (16,346)     (36,871)
                                              ----------   ----------
       Total adjustments                         603,219      248,959
                                              ----------   ----------
  Net cash provided by(used in)
   operating activities        200,340     (290,771)
                                              ----------   ----------
Cash flows from investing activities:
   Acquisition of plant and equipment             (2,761)     (17,116)
                                              ----------   ----------
Net cash (used in) investing activities           (2,761)     (17,116)
                                              ----------   ----------
Cash flows from financing activities:
   Common stock sold or subscribed for cash            -      100,000
   Proceeds from officer advance                       -      150,000
   Repayment of officer advance                  (15,000)     (25,680)
   Proceeds from notes payable                         -      102,500
   Repayment of long-term debt-                  (21,602)     (18,563)
                                              ----------   ----------
  Net cash provided by (used in)
   financing activities                          (36,602)     308,257
                                              ----------   ----------
Increase in cash                                 160,977          370
Cash and cash equivalents, beginning of period     6,644        6,274
                                              ----------   ----------
Cash and cash equivalents, end of period      $  167,621   $    6,644
                                              ==========   ==========





See accompanying notes to financial statements.

                 Dale Jarrett Racing Adventure, Inc.
                      Statements of Cash Flows
            For The Years Ended June 30, 2003 and 2002

                                                 2003         2002
                                              ----------   ----------
Supplemental cash flow information:
   Cash paid for interest                     $    6,061   $    8,452
   Cash paid for income taxes                 $        -   $        -


Non-cash Investing and Financing Activities:
  Common stock issued for debt conversion     $        -   $  135,000
   Vehicles acquired for notes payable        $   97,155   $        -
   Vehicles acquired for common stock         $   20,000   $        -





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
June 30, 2003

Note 1. Organization and Summary of Significant Accounting Policies.

The Corporation was incorporated in Florida on November 24, 1998 as The Jarrett/Favre Driving Adventure, Inc. and has elected to be taxed as a
"C" corporation.   The Corporation offers the "NASCAR" driving experience
to the public. The Corporation owns several 'NASCAR" type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year.

     Inventory:
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Corporation's logo.

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Corporation's historical return experience, however sales returns have not been significant due to the nature of the services provided by the Corporation.

     Intangible Assets and Long Lived Assets:
The Corporation makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Corporation for the period ended June 30, 2003.

      Cash:
For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $160,106 and $28,291 for the years ended June 30, 2003 and 2002, respectively.

     Fair value of financial instruments
The Corporation's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Corporation to a concentration of credit risk consists principally of cash. During the year the Corporation maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Corporation does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Corporation adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Corporation continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Corporation paid stock based compensation during the period ended June 30, 2003 as described in Note 4.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No. 141 has had no impact on the Corporation for the year ended June 30, 2003

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Corporation plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Corporation plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No. 142 has had no impact on the Corporation for the year ended June 30, 2003

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 2003:

Office furniture an equipment        $  23,132
Shop and track equipment               100,610
Race vehicles                          522,397
Vehicles - other                       142,217
                                     ---------
                                       788,356
Less accumulated depreciation         (455,546)
                                     ---------
                                    $  332,810

Depreciation charged to operations was $130,582 and $127,077 for the years ended June 30, 2003 and 2002, respectively.


Note 3.  Other Assets

Other assets at June 30, 2003 consist of principally of costs associated with the development of the Corporation's internet web site and the software component thereof which will enable the Corporation to offer its services and arrange for payment therefore electronically. The Corporation is amortizing these costs over a five-year period that began at July 1, 1999. Amortization expense recorded during the year ended June 30, 2003 and 2002 amounted to $2,440 for each period.

Note 4. Stockholders' Equity

During December 1998 the Corporation negotiated personal service contracts with certain members of the Jarrett family and Bret Favre. The Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts require the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Corporation for a period of ten years. The Corporation issued an aggregate of 5,500,000 shares in connection with the personal service contracts.

The unearned services under the contracts aggregate $504,169 at June 30, 2003 and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended June 30, 2003 and 2002 amounted to $91,667 for each period. The services will be charged to expense ratably over the remaining terms of the contracts (5.5 years).

During 2001, the Corporation issued 500,000 shares of its common stock to a consultant for services rendered to the Corporation during the year. The shares were valued at $.08 per share, which was the bid price of the common stock at the date the stock issuance was approved by the Board of Directors. The contract covers a three year term and at June 30, 2003, $23,333 of contract services had not been provided. This amount is included in the caption "Unearned services" in the accompanying financial statements.

The year ended June 30, 2002, the Corporation issued 1,000,000 shares of its restricted common stock to an officer for cash at $.10 per share. Additionally during 2002, the Corporation authorized the issuance of 500,000 shares of its common stock to a consultant for services rendered to the Corporation during the year. Aggregate expense related to the shares issued for services amounted to $40,000 and was based upon the trading value of the Corporation's common stock at the date the shares were authorized by the Corporation's Board of Directors.

Also during 2002, the Corporation issued 1,529,412 shares of its restricted common stock to two of the Corporation's creditors, including a former officer and director, in exchange for the cancellation of indebtedness aggregating $135,000. The conversions were completed at exchange prices which differed from the fair value of the stock at the exchange date. The Corporation has recorded an aggregate of $28,058 of expense related to the exchange.

During the year ended June 30, 2003, the Corporation authorized the issuance of an aggregate of 276,000 shares of its common stock to four unrelated individuals or entities for services rendered to the Corporation during the year. Aggregate expense related to the shares issued for services amounted to $40,200 and was based upon the trading value of the Corporation's common stock at the date the shares were authorized by the Corporation's Board of Directors. Additionally, the Corporation issued 200,000 shares of its common stock to an individual for the purchase of a race vehicle valued at $20,000. The trading price of the Corporation's common stock at the date of the purchase was $.14 per share.

The Corporation has an aggregate of 200,000 options to purchase common stock at $1.00 per share and 200,000 options to purchase common stock at $2.00 per share outstanding at June 30, 2002. No options were exercised during the years ended June 30, 2003 and 2002.

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2003. The aggregate amount of debt subject to exchange was $575,374 at June 30, 2003. If all of the debt as of June 30, 2003 were converted, the Corporation would be required to issue an additional 4,109,814 shares.

The weighted average fair value at the date of grant for debt exchange options granted during 2003 as described above was $.03 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Market value                  $ .14
Expected life in years            5
Interest rate                    5%
Volatility                       2%
Dividend yield                 0.00%

Stock based compensation costs would have increased pretax losses by $130,000 ($.01 per share) if the fair value of the options granted during the year had been recognized as compensation expense.


Note 5. Income Taxes.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Corporation had no significant deferred tax items arise during any of the periods presented.

The Corporation has not provided for income taxes during any period presented as a result of operating losses. The Corporation has a net operating loss carryforward at June 30, 2003 of approximately $3,369,000 that will expire $350,000 in 2019 and $1,608,000 in 2020, $1,008,000 in
2021 and $403,000 in 2022. The Corporation has fully reserved the deferred tax asset that would arise from the loss carryforward since the Corporation believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 1,145,000
 Less valuation allowance                      (1,145,000)
                                              -----------
Net deferred tax asset                        $         -

During the year ended June 30, 2003 the valuation allowance for deferred tax assets increased by $137,000.

Note 6. Long-term Debt

The Corporation has four vehicle purchase contracts outstanding at June 30, 2003 having an outstanding balance at that date of $80,806. The loans are due in monthly installments of $2,832 including interest at from 1.9% to 10% through March 2007. Four support vehicles collateralize the loans. Principal repayments are due as follows: $31,505 in 2004, $23,854 in 2005, $19,651 in 2006, and $5,796 in 2007.


Note 7. Commitments and contingencies

Operating leases:
The Corporation leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $48,557 and $56,880 for the years ended June 30, 2003 and 2002, respectively.

Note 8.  Related Party Transactions

During the year ended June 30, 2002, certain the Corporation's officers and directors advanced an aggregate of $150,000 in cash to the Corporation and $25,680 of repayments were made. The aggregate balance of all advances amounted to $326,527 at June 30, 2002. Certain of the advances bore interest at 9% per year and interest of $29,899 was added to the loan balances for the year ended June 30, 2002.

During the year ended June 30, 2003, an officer and director of the Corporation sold three race vehicles to the Corporation for an aggregate price of $64,000. The Corporation made $15,000 of cash repayments of officer advances during the year ended June 30, 2003. The aggregate balance of all advances amounted to $406,973 at June 30, 2003. Certain of the advances bore interest at between 6% and 9% per year and interest of $31,446 was added to the loan balances for the year ended June 30, 2003. The advances are expected to be repaid currently.

At June 30, 2003, the Corporation had accrued salary for its officer aggregating $197,500. The officer is due $60,000 per year in annual salary.


Note 9.  Business Segments and Related Information

The Corporation offers a "NASCAR" type driving experience to the general public at racetrack locations in the United States. To date its revenues have consisted of sales from the driving program and sales of promotional type apparel bearing the Corporation's logo. The Corporation expects to continue sales of these items in conjunction with its driving experience business and does not expect that such sales will constitute a separate business segment. Sales of promotional items amounted to $55,602 and $13,656 during the years ended June 30, 2003 and 2002, respectively.

To date the Corporation has had no foreign sales and has no long-lived assets outside of the United States.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 99 - 906 certifications


 (B)    REPORTS ON FORM 8-K
          None

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 14, 2003

Jarrett/Favre Driving Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   October 14, 2003
-------------------             Chief Financial Officer/
                                  Controller/Director

/s/Brian C. Rosenbloom                   Director             October 14, 2003

/s/Glenn Jarrett                         Director             October 14, 2003
-------------------



               302 CERTIFICATION

I, Timothy B. Shannon, certify that:

         1. I have reviewed the annual report on Form 10-KSB of Pinnacle Resources, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: October 14, 2003              /s/Timothy B. Shannon
                                   ----------------------------
                                   Timothy B. Shannon
                                   Chief Executive Officer and
                                   Chief Financial Officer