Form 10QSB
period 2003-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2003-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2003

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2003: Common Stock - 16,867,900

 PART I -- FINANCIAL INFORMATION

The Jarrett/Favre Driving Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   September 30, 2003 (unaudited)             3
Statements of Operations for the
   three months ended
   September 30, 2003 and 2002,
   (unaudited)                               4
Statements of Cash Flows for the
   three months ended September 30,
   2003 and 2002(unaudited)                  5
Notes to financial statements                6

                  Dale Jarrett Driving Adventure, Inc.
                            Balance Sheet
                          September 30, 2003

               ASSETS

Current assets:
    Cash                                                   $   66,636
    Inventory                                                   4,218
    Prepaid expenses                                           85,180
                                                           ----------
      Total current assets                                    156,034

Property and equipment, at cost, net of accumulated
 depreciation of $ 493,346                                    300,010

Other assets                                                    1,830
                                                           ----------
                                                           $  457,874
                                                           ==========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable - bank                                    $   75,000
    Current portion of long-term debt                          26,677
    Accounts payable                                           37,918
    Accrued expenses                                           49,772
    Accrued salaries - officers                               202,000
    Deferred revenue                                          391,191
    Shareholder advances                                      390,419
                                                           ----------
      Total current liabilities                             1,172,977

Long-term debt                                                 46,774
                                                           ----------
      Total liabilities                                     1,219,751
                                                           ----------
Stockholders' equity:
    Common stock, $ .01 par value, 100,000,000 shares
     authorized 17,243,912 outstanding                        172,439
    Additional paid-in capital                              3,560,988
    Subscribed shares                                          10,000
    Unearned services                                        (502,085)
    Deficit                                                (4,003,219)
                                                           ----------
      Total stockholders' equity                             (761,877)
                                                           ----------
                                                           $  457,874
                                                           ==========


The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Driving Adventure, Inc.
                       Statement of Operations

                                3 Mos Ended   3 Mos Ended   3 Mos Ended   3 Mos Ended
                                 Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                   2003          2002          2003          2002
                                -----------   -----------   -----------   -----------
Sales                           $   425,671   $   188,314   $   425,671   $   188,314
Cost of sales and services          229,341       114,265       229,341       114,265
                                -----------   -----------   -----------   -----------
Gross profit                        196,330        74,049       196,330        74,049

General and administrative expenses:
  Salaries, wages and benefits      111,840        62,736       111,840        62,736
  Marketing costs                    13,356         4,585        13,356         4,585
  Garage operations                  27,853        20,857        27,853        20,857
  Rent and utilities                 19,019        11,261        19,019        11,261
  Professional fees                  12,205         3,040        12,205         3,040
  Depreciation                       37,800        32,100        37,800        32,100
  Amortization of service contracts  26,027        23,527        26,027        23,527
  Other                              28,678         7,850        28,678         7,850
                                -----------   -----------   -----------   -----------
Income (loss) from operations       (80,448)      (91,907)      (80,448)      (91,907)

Other income and (expenses):
  Other income                            -            30             -            30
  Interest income                         -             -             -             -
  Interest expense                   (8,010)       (8,813)       (8,010)       (8,813)
                                -----------   -----------   -----------   -----------
Income (loss) before taxes          (88,458)     (100,690)      (88,458)     (100,690)
Income taxes                              -             -             -             -
                                -----------   -----------   -----------   -----------
  Net income (loss)             $   (88,458)  $  (100,690)  $   (88,458)  $  (100,690)
                                ===========   ===========   ===========   ===========

Per share information:

Basic (loss) per share          $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
                                ===========   ===========   ===========   ===========
Weighted average shares
  outstanding                    17,243,912    16,859,109    17,243,912    16,859,109
                                ===========   ===========   ===========   ===========





The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Driving Adventure, Inc.
                        Statement of Cash Flows

                                             3 Mos Ended  3 Mos Ended
                                               Sept 30,     Sept 30,
                                                 2003         2002
                                            -----------   -----------

Net (loss)                                  $   (88,458)  $  (100,690)
  Adjustments to reconcile net (loss) to
   net cash provided by (used in) operating
   activities:
  Depreciation and amortization                  63,217        58,628
  Issuance of stock in exchange for services          -        12,000
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses      18,832        (1,194)
    (Increase) decrease in accounts receivable   30,420             -
    (Increase) decrease in other assets             610           610
    Increase (decrease) in deferred revenue     (76,716)       67,327
    Increase (decrease) in accounts payable and
     accrued expenses                            (1,533)       (9,658)
                                            -----------   -----------
      Total adjustments                          34,830       127,713
                                            -----------   -----------
  Net cash from (used in) operating
   activities                                   (53,628)       27,023
                                            -----------   -----------
Cash flows (used in) investing activities:
  Acquisition of property and equipment          (5,000)         (560)
                                            -----------   -----------
  Net cash (used in) investing activities        (5,000)         (560)
                                            -----------   -----------
Cash flows from financing activities:
  Proceeds from notes payable                         -        10,000
  Loans from shareholders                             -         5,397
  Repayment of notes payable                     (7,500)            -
  Repayment of loan from shareholders           (22,500)            -
  Repayment of long term debt                    (7,357)       (4,902)
                                            -----------   -----------
  Net cash from financing activities            (37,357)       10,495
                                            -----------   -----------
Increase (decrease) in cash                     (95,985)       36,958

Cash and equivalents, beginning of period       162,621         6,644
                                            -----------   -----------
Cash and equivalents, end of period         $    66,636   $    43,602
                                            ===========   ===========





The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Driving Adventure, Inc.
                     Notes to Financial Statements
                          September 30, 2003


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the period ended June 30, 2003.


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

The Corporation currently has classes planned through March 2004.

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

For the three months ended September 30, 2003, the Corporation acquired property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

For the three months ended September 30, 2002, the Corporation acquired property and equipment of $560 resulting in net cash used in investing activities of $560.

For the three months ended September 30, 2003, the Corporation repaid note payable of $7,500, repaid loan of shareholders of $22,500 and
repaid long term debt of $7,357.   As a result, the Corporation had net
cash used in financing activities of $37,357 for the three months ended September 30, 2003.

For the three months ended September 30, 2002, the Corporation received proceeds from notes payable of $30,000, proceeds from shareholder advances of $5,397, and repaid long term debt of $4,902. As a result, the Corporation had net cash from financing activities of $10,495 for the three months ended September 30, 2003.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the three months ended September 30,
2003, the Corporation has sales of $425,671 with a cost of sales and services of $229,341 for a gross profit of $196,330.

For the three months ended September 30, 2003, the Corporation had
general and administrative expenses of $276,778.   These expenses
consisted of salaries, wages and benefits of $111,840, marketing costs of $13,356, garage operations of $27,853, rent and utilities of $19,019, professional fees of $12,205, depreciation of $37,800, amortization of service contracts of $26,027 and other expenses of $28,678.

For the three months ended September 30, 2002, the Corporation had sales of $188,314 with a cost of sales of $114,265 for a gross profit of $74,049.

For the three months ended September 30, 2002, the Corporation had
general and administrative expenses of $165,956.   These expenses
consisted of salaries, wages and benefits of $62,736, marketing costs of $4,585, garage operations of $20,857, rent and utilities of $11,261, professional fees of $3,040, depreciation of $32,100, amortization of service contracts of $23,527 and other expenses of $7,850.

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

Dated:  November 14

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

Date:  November 14, 2003

/s/Timothy B. Shannon
--------------------------
Timothy B. Shannon
Chief Executive Officer
Interim Chief Financial Officer