Form 10QSB
period 2003-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2004-02-20
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2003

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

3604 Denver Drive, Denver, NC 28037
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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 31, 2003: Common Stock - 17,343,912

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   December 31, 2003(unaudited)              3
Statements of Operations for the
   six months ended
   December 31, 2003 and 2002,
   (unaudited)                               4
Statements of Cash Flows for the
   six months ended December 31,
   2003 and 2002(unaudited)                  5
Notes to financial statements                6

                   Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                           December 31, 2003

          ASSETS

Current assets:
  Cash                                                     $  375,541
  Inventory                                                     6,773
  Prepaid expenses                                             79,235
                                                           ----------
    Total current assets                                      461,549

Property and equipment, at cost, net of  accumulated
  depreciation of $531,146                                    274,565

Other assets                                                    1,220
                                                           ----------
                                                           $  737,334
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                      $   70,000
  Current portion of long-term debt                            27,109
  Accounts payable                                             75,473
  Accrued expenses                                             54,394
  Accrued salaries - officers                                 208,000
  Deferred revenue                                            469,834
  Shareholder advances                                        381,782
                                                           ----------
    Total current liabilities                               1,286,592

Long-term debt                                                 38,859
                                                           ----------
      Total liabilities                                     1,325,451

Stockholders' equity:
  Common stock, $ .01 par value, 100,000,000 shares
   authorized, 17,343,912 outstanding                         173,439
  Additional paid-in capital                                3,612,988
  Unearned services                                          (476,668)
  Deficit                                                  (3,897,876)
                                                           ----------
    Total stockholders' equity                               (588,117)
                                                           ----------
                                                           $  737,334
                                                           ==========


The accompanying notes are an integral part of these financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                          Statement of Operations

                                 3 Mos Ended   3 Mos Ended   6 Mos Ended   6 Mos Ended
                                   Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                     2003          2002          2003          2002
                                  ----------    ----------    ----------    ----------
Sales                             $  722,589    $  232,073    $1,148,260    $  420,386
Cost of sales and services           197,401       126,318       426,742       247,370
                                  ----------    ----------    ----------    ----------
Gross profit                         525,188       105,755       721,518       173,016
                                  ----------    ----------    ----------    ----------
General and administrative expenses:
  Salaries, wages and benefits       121,359        72,640       233,199       135,376
  Marketing costs                     92,265        14,725       151,136        19,310
  Garage operations                   34,113         8,960        61,966        24,028
  Rent and Utilities                  17,366        11,268        36,385        22,529
  Professional fees                    4,910        10,000        17,115        13,040
  Depreciation                        37,800        32,200        75,600        64,300
  Amortization of service contracts   26,026        23,526        52,053        47,053
  Other expenses                      34,798        11,874        63,476        19,724
                                  ----------    ----------    ----------    ----------
Total expenses                       368,637       185,193       690,930       345,360
                                  ----------    ----------    ----------    ----------
Income (loss) from operations        156,551       (79,438)       30,588      (172,344)
                                  ----------    ----------    ----------    ----------
Other income and (expenses):
  Interest expense                    (8,010)       (8,366)      (13,703)      (17,180)
  Other income                             -            30             -            90
                                  ----------    ----------    ----------    ----------
Income before taxes                  148,541       (87,774)       16,885      (189,434)
Income taxes                               -             -             -             -
                                  ----------    ----------    ----------    ----------
  Net income (loss)               $  148,541    $  (87,774)   $   16,885    $ (189,434)
                                  ==========    ==========    ==========    ==========
Per share information:

Basic and diluted (loss) per
  Share                           $     0.01    $    (0.01)   $     0.00    $    (0.01)
                                  ==========    ==========    ==========    ==========
Weighted average shares
  outstanding                     17,334,673    16,867,900    17,320,542    16,863,504
                                  ==========    ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statement of Cash Flows

                                             6 Mos Ended  6 Mos. Ended
                                               Dec. 31,     Dec. 31,
                                                 2003         2002
                                              ----------   ----------
Net income (loss)                             $   16,885   $ (189,434)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization                  126,434      116,244
  Common stock issued for services                43,000       12,000
  Changes in assets and liabilities:
    (Increase) decrease in inventory              (2,555)        (416)
    (Increase) decrease in accounts receivable    30,420            -
    (Increase) decrease in prepaid expenses       24,777      (68,251)
    (Increase) decrease in other assets            1,220        1,220
    Increase (decrease) in deferred revenue        1,927      221,696
  Increase (decrease) in accounts payable and
    accrued expenses                              40,697       (8,228)
                                              ----------   ----------
      Total adjustments                          265,920      274,265
                                              ----------   ----------
  Net cash provided by (used in) operating
   Activities                                    282,805       84,831
                                              ----------   ----------
Cash flows (used in) investing activities:
  Acquisition of property and equipment          (17,355)      (2,495)
                                              ----------   ----------
  Net cash (used in) investing activities        (17,355)      (2,495)
                                              ----------   ----------
Cash flows from financing activities:
  Proceeds from bank loan                              -       10,000
  Repayment of bank loan                         (12,500)           -
  Loan from officer                                9,809       10,794
  Repayment of loan from officer                 (35,000)           -
  Repayment of long term debt                    (14,839)      (9,930)
                                              ----------   ----------
  Net cash from financing activities             (52,530)      10,864
                                              ----------   ----------
Increase (decrease) in cash                      212,920       93,200
                                              ----------   ----------
Cash and equivalents, beginning of period        162,621        6,644
                                              ----------   ----------
Cash and equivalents, end of period           $  375,541   $   99,844
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                     Notes to Financial Statements
                            December 31, 2003


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

For the six months ended December 31, 2003, the Corporation acquired property and equipment of $17,355 resulting in net cash used in investing activities of $17,355.

For the six months ended December 31, 2002, the Corporation acquired property and equipment of $2,495 resulting in net cash used in investing activities of $2,495.

For the six months ended December 31, 2003, the Corporation repaid bank loan of $12,500, received a loan from an officer of $9,809. Additionally, the Corporation repaid a loan from an officer of $35,000
and repaid long term debt of $14,839.   As a result, the Corporation
had net cash used in financing activities of $52,530 for the six months ended December 31, 2003.

For the six months ended December 31, 2002, the Corporation received proceeds from a bank loan of $10,000 and a loan from an officer of $10,794. Additionally, the Corporation repaid long term debt of
$9,930.   As a result, the Corporation had net cash from financing
activities of $10,864 for the six months ended December 31, 2002.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the six months ended December 31, 2003,
the Corporation had sales of $1,148,260 with a cost of sales and services of $426,742 for a gross profit of $721,518.

For the six months ended December 31, 2003, the Corporation had general
and administrative expenses of $690,930.   These expenses consisted of
salaries, wages and benefits of $233,199, marketing costs of $151,136, garage operations of $61,966, rent and utilities of $36,385, professional fees of $17,115, depreciation of $75,600, amortization of service contracts of $52,053 and other expenses of $63,476.

For the six months ended December 31, 2002, the Corporation had sales of $420,386 with a cost of sales of $247,370 for a gross profit of $173,016.

For the six months ended December 31, 2002, the Corporation had general
and administrative expenses of $345,360.   These expenses consisted of
salaries, wages and benefits of $135,376, marketing costs of $19,310, garage operations of $24,028, rent and utilities of $22,529, professional fees of $13,040, depreciation of $64,300, amortization of service contracts of $47,053 and other expenses of $19,724.

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

Dated:  February 19, 2004

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

Date:  February 19, 2004

/s/Timothy B. Shannon
--------------------------
Timothy B. Shannon
Chief Executive Officer
Interim Chief Financial Officer