Form 10QSB
period 2004-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2004-05-17
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2004

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2004: Common Stock - 17,762,709

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   March 31, 2004(unaudited)              3
Statements of Operations for the
   nine months ended
   March 31, 2004 and 2003,
   (unaudited)                               4
Statements of Cash Flows for the
   nine months ended March 31,
   2004 and 2003(unaudited)                  5
Notes to financial statements                6

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                             March 31, 2004

                               ASSETS

Current assets:
 Cash                                                      $  429,711
 Accounts receivable                                           37,500
 Inventory                                                     13,835
 Prepaid expenses                                              80,524
                                                           ----------
  Total current assets                                        561,570

Property and equipment, at cost, net of accumulated
  depreciation of $ 531,146                                   276,154

Other assets                                                      611
                                                           ----------
                                                           $  838,335
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable bank                                         $   25,000
 Current portion of long-term debt                             32,700
 Accounts payable                                              17,879
 Accrued expenses                                              36,507
 Accrued salaries - officers                                  210,000
 Deferred revenue                                             720,872
 Shareholder advances                                         368,456
                                                           ----------
  Total current liabilities                                 1,411,414

Long-term debt                                                 59,254
                                                           ----------
  Total liabilities                                         1,470,668
                                                           ----------
Stockholders' equity:
 Common stock, $ .01 par value, 100,000,000 shares
  authorized 17,762,709 outstanding                           177,627
 Additional paid-in capital                                 3,717,800
 Unearned services                                           (435,419)
 Deficit                                                   (4,092,341)
                                                           ----------
  Total stockholders' equity                                 (632,333)
                                                           ----------
                                                           $  838,335
                                                           ==========


The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statement of Operations

                                   3 Mos Ended   3 Mos Ended   9 Mos Ended   9 Mos Ended
                                        Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,
                                          2004         2003         2004         2003
                                    ----------    ----------    ----------    ----------
Sales                               $  193,425    $  232,952    $1,341,685    $  653,338
Cost of sales and services              68,539       104,210       495,281       351,580
                                    ----------    ----------    ----------    ----------
Gross profit                           124,886       128,742       846,404       301,758
                                    ----------    ----------    ----------    ----------
General and administrative expenses:
 Salaries, wages and benefits           97,592        95,123       330,791       230,499
 Marketing costs                        47,934        43,731       199,070        63,041
 Garage operations                      35,955        52,190        97,921        76,218
 Rent and utilities                     19,676        12,126        56,061        34,655
 Professional fees                       3,000        18,000        20,115        31,040
 Depreciation                           38,987        32,100       114,587        96,400
 Amortization of service contracts      23,526        23,527        75,579        70,580
 Other expenses                         44,244        15,913       107,720        35,637
                                    ----------    ----------    ----------    ----------
Total expenses                         310,914       292,710     1,001,844       638,070
                                    ----------    ----------    ----------    ----------
Income (loss) from operations         (186,028)     (163,968)     (155,440)     (336,312)
                                    ----------    ----------    ----------    ----------
Other income and (expenses):
 Other income                                -           516             -           606
 Interest expense                       (8,438)       (6,313)      (22,141)      (23,493)
                                    ----------    ----------    ----------    ----------
Income before taxes                   (194,466)     (169,765)     (177,581)     (359,199)
Income taxes                                 -             -             -             -
                                    ----------    ----------    ----------    ----------
 Net income (loss)                  $ (194,466)   $ (169,765)   $ (177,581)   $ (359,199)
                                    ==========    ==========    ==========    ==========

Per share information:
Basic (loss) per share              $    (0.01)   $    (0.01)   $    (0.01)   $    (0.02)
                                    ==========    ==========    ==========    ==========
Weighted average shares
  outstanding                       17,896,891    17,019,233    17,511,261    16,943,155
                                    ==========    ==========    ==========    ==========





The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                        Statement of Cash Flows

                                            9 Mos Ended   9 Mos Ended
                                              Mar. 31,      Mar. 31,
                                                2004          2003
                                             ----------    ----------
Net (loss)                                   $ (177,581)   $ (359,199)
 Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                  167,683       173,761
 Common stock issued for services                43,000        34,200
 Changes in assets and liabilities:
  (Increase) decrease in inventory               (9,617)           41
  (Increase) decrease in accounts receivable     (7,080)            -
  (Increase) decrease in prepaid expenses        23,488       (71,212)
  (Increase) decrease in other assets             1,829         1,829
  Interest added to shareholder loans            16,483        14,106
  Increase (decrease) in deferred revenue       252,965       386,702
  Increase (decrease) in accounts payable and
   accrued expenses                              (8,783)      (69,296)
                                             ----------    ----------
   Total adjustments                            479,968       470,131
                                             ----------    ----------
 Net cash provided by operating activities      302,387       110,932
                                             ----------    ----------
Cash flows (used in) investing activities:
 Acquisition of property and equipment          (18,944)       (2,495)
                                             ----------    ----------
 Net cash (used in) investing activities        (18,944)       (2,495)
                                             ----------    ----------
Cash flows provided by (used in) financing activities:
 Proceeds from notes payable                          -        10,000
 Proceeds from notes payable                     37,239             -
 Common stock sold for cash                      85,000             -
 Repayment of note payable                      (57,500)       (7,500)
 Repayment of shareholder advances              (55,000)       (1,803)
 Repayment of long term debt                    (26,092)      (15,052)
                                             ----------    ----------
 Net cash provided by (used in) financing
  activities                                    (16,353)      (14,355)
                                             ----------    ----------
Increase (decrease) in cash                     267,090        94,082

Cash and equivalents, beginning of period       162,621         6,644
                                             ----------    ----------
Cash and equivalents, end of period          $  429,711    $  100,726
                                             ==========    ==========





The accompanying notes are an integral part of these financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                            March 31, 2004


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

For the nine months ended March 31, 2004, the Corporation acquired property and equipment of $18,944 resulting in net cash used in investing activities of $18,944.

For the nine months ended March 31, 2003, the Corporation acquired property and equipment of $2,495 resulting in net cash used in investing activities of $2,495.

For the nine months ended March 31, 2004, the Corporation received proceeds from notes payable of $37,239 and common stock sold for cash of $85,000. Additionally, the Corporation made repayment of notes payable of $57,500, repayment of shareholder advances of $55,000 and
repayment of long term debt of $26,092.   As a result, the Corporation
had net cash used in financing activities of $16,353 for the nine months ended March 31, 2004.

For the nine months ended March 31, 2003, the Corporation received proceeds from notes payable of $10,000. Additionally, the Corporation made repayment of notes payable of $7,500, repayment of shareholder
advances of $1,803 and repayment of long term debt of $15,052.   As a
result, the Corporation had net cash used in financing activities of $14,355 for the nine months ended March 31, 2003.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the nine months ended March 31, 2004, the
Corporation had sales of $1,341,685 with a cost of sales and services of $495,281 for a gross profit of $846,404.

For the nine months ended March 31, 2004, the Corporation had general
and administrative expenses of $1,001,844.   These expenses consisted
of salaries, wages and benefits of $330,791, marketing costs of $199,070, garage operations of $97,921, rent and utilities of $56,061, professional fees of $20,115, depreciation of $114,587, amortization of service contracts of $75,579 and other expenses of $107,720.

For the nine months ended March 31, 2003, the Corporation had sales of $653,588 with a cost of sales of $351,580 for a gross profit of $301,758.

For the nine months ended March 31, 2003, the Corporation had general
and administrative expenses of $638,070.   These expenses consisted of
salaries, wages and benefits of $230,499, marketing costs of $63,041, garage operations of $76,218, rent and utilities of $34,655, professional fees of $31,040, depreciation of $96,400, amortization of service contracts of $70,580 and other expenses of $35,637.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.
For the nine months ended March 31, 2004, the Corporation issued common stock to Anthony Cupini (150,000 shares) and John Brda (50,000 shares) for services valued at $43,000 and common stock to James Cartwright (172,063, John Cartwright (172,063, David Thompson (68,826) and Hubert Sparks (34,416) for cash of
$85,000.    These issuances were made to sophisticated investors
pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  May 16, 2004

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director