Form 10KSB
period 2004-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2004-10-20
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: 6/30/04
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number:       000-27251

    DALE JARRETT RACING ADVENTURE, INC.
     (Exact name of Small Business Issuer in its charter)



FLORIDA                         59-3564984
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

3604 Denver Drive
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

The Corporation's revenues for its most recent fiscal year were $1,869,877. As of June 30, 2004, the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $1,331,596

The number of shares outstanding of Corporation's only class of common stock, as of June 30, 2004 was 18,052,709 shares of its $.01 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __ __    No _____

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

The Corporation currently owns fourteen(14) race cars. These race cars are classified as stock cars and are equipped for oval or round tracks
only.   They are fully loaded with brand new Jasper 550hp engines, five(5) point harnesses, communications, track specific gears and complete safety cages.

The Corporation has negotiated terms with over thirty(30) racetracks where, for a fee ranging from $0 to $10,000 a day we can rent their tracks.

Products and Services.   The Corporation offers five(5) types of ride
or drive programs for individuals and corporations. The "Qualifier" is a three(3) lap ride with a professional driver which lasts about five(5) minutes, depending on the length of the track. The "Season Opener" is a half day training class culminating in the student driving for ten(10) laps. The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving twenty(20) or thirty(30) laps respectively. The "Advanced Stock Car Adventure" is a full day sixty (60) lap class.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

The main purpose of each event is the thrill of actually driving the race car.

The Corporation's objective is to utilize this first "hub" of fourteen(14) race cars on the east coast to their full potential. It is in the Corporation's plans that once this first hub becomes utilized at least fifteen(15) days per month and is profitable, to then add another "hub" on the West Coast. This would entail the purchase of another ten(10) race cars and the support equipment necessary to maintain them.

The Corporation has purchased fourteen(14) stock cars at an approximate
price of $50,000 per car.   Parts will be nominal due to the lack of
any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs will be approximately $20,000 per month at each active "hub". The Corporation has an operating lease for a Miller Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4000 per day.

The Corporation also offers a number of add-on sale items including CDs from its Adventure Cam located in the car (four cameras and complete GPS data), clothing, souvenirs and photography.

The Corporation is currently developing its logos and marketing materials and will commence the trademarking process for its name and various products and services.

Marketing.   The Corporation offers its products and services at
various tracks throughout the country.   The Corporation shall employ a
marketing director.  These individuals will primarily be responsible
with closing the prospects created through promotion.   These services
will be sold as corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio.

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

(d) the failure of the Corporation to comply with any laws and regulations, the consequences of which are material adverse to the Corporation.

During the term of the agreements, the Licensor agrees not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the Corporation's business of owning and managing driving schools.

The Corporation has also agreed not to issue any additional common shares in the Corporation's stock to insiders, directors without the
Licensor's approval.   Additionally, any and all future financings will
be offered to the Licensor prior to being offered to third parties..
On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2004. The aggregate amount of debt subject to exchange was $551,133 at June 30, 2004. If all of the debt as of June 30, 2003 were converted, the Corporation would be required to issue an additional 3,936,664 shares.

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

Employees.   The Corporation employs ten full time employees
responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of the
Corporation's marketing plan.    Each active location has up to 25
employees including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.

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

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 3604 Denver Drive, Denver, NC 28037. This location has 17,000 square feet and is leased on a month to month basis for $2,000 per month.

ITEM 3.    LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2004, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information.    The Corporation began trading publicly on the
NASD Over the Counter Bulletin Board on June 22, 2000 under the symbol
"DJRT".

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

        Quarter  Ended                 High Bid             Low Bid
             9/30/01                     .50                   .35
            12/31/01                     .27                   .15
             3/31/02                     .25                   .10
             6/30/02                     .10                   .10
             9/30/02                     .25                   .25
            12/31/02                     .25                   .25
             3/31/03                     .35                   .35
             6/30/03                     .45                   .45
             9/30/03                     .35                   .35
            12/31/03                     .30                   .30
             3/31/04                     .36                   .36
             6/30/04                     .22                   .22

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of September 30, 2004, the number of holders of Corporation's common stock is 244.

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

The Corporation currently has classes planned through December 2005.

Capital and Source of Liquidity.   The Corporation currently has no
material commitments for capital expenditures. The Corporation has no plans for future capital expenditures such as additional race cars at this time.

The Corporation believes that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

Presently, the Corporation's revenue comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of offering proceeds necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of offering as the Corporation's financial situation dictates.

For the year ended June 30, 2004, the Corporation acquired plant and equipment of $24,039 resulting in net cash used in investing activities of $24,039.

For the year ended June 30, 2003, the Corporation acquired plant and equipment of $2,761 resulting in net cash used in investing activities of $2,761

For the year ended June 30, 2004, the Corporation issued common stock for cash of $85,000. Additionally, the Corporation repaid a shareholder advanced of $90,000, repaid notes payable of $77,500 and
repaid long-term debt of $30,346.   As a result, the Corporation had
net cash used in financing activities of $112,846 for the year ended June 30, 2004.

For the year ended June 30, 2003, the Corporation repaid an officer advance of $15,000 and repaid long-term debt of $26,202. As a result, the Corporation had net cash used in financing activities of $41,602 for the year ended June 30, 2003.

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

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2003. The aggregate amount of debt subject to exchange was $551,133 at June 30, 2004. If all of the debt as of June 30, 2004 were converted, the Corporation would be required to issue an additional 3,936,664 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.    For the year ended June 30, 2004, the
Corporation had sales of $1,869,877 with cost of sales of $732,954 for a gross profit of $1,136,923.

For the year ended June 30, 2004, the Corporation had general and administrative expenses of $1,300,861 and non-cash stock compensation
of $111,500.   These expenses consisted of salaries, wages and benefits
of $467,555, marketing costs of $311,497, garage operations of $146,199, rent and utilities of $73,978, professional fees of $23,115, taxes, license and fees of $61,718, depreciation of $153,459, amortization of service contracts of $96,667 and other expenses of
$78,173.   These expenses increased over expenses for 2003 due to
increased operations.

For the year ended June 30, 2003, the Corporation had sales of $1,296,958 with cost of sales of $669,597 for a gross profit of $627,361.

For the year ended June 30, 2003, the Corporation had general and
administrative expenses of $994,478.   These expenses consisted of
salaries, wages and benefits of $347,682, marketing costs of 151,435, garage operations of $109,022, rent and utilities of $54,400, profession fees of $36,602, depreciation of $130,582, amortization of
service contracts of $102,778 and other expenses of $61,977.   These
expenses increased over expenses for 2002 due to increased operations.

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

Our auditors have expressed reservations concerning our ability to
continue as a going concern.    The Corporation has incurred significant
losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Corporation's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Corporation operates.

The Corporation is pursuing financing for its operations and seeking additional private investments. In addition, the Corporation is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Corporation depleting its available funds and not being able pay its obligations.


ITEM 7. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On September 15, 2004, Dale Jarrett Racing Adventure, Inc.'s independent public accountant resigned.

     James E. Scheifley & Associates, PC reports on Dale Jarrett Racing Adventure Inc.'s financial statements for either of the past two years, June 30, 2002 and June 30, 2003 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Dale Jarrett Racing Adventure, Inc.'s two most recent fiscal years, June 30, 2002 and June 30, 2003, and the subsequent period through the date of resignation, July 1, 2003 through September 29, 2004, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

(b) On September 15, 2004, the board of directors of Dale Jarrett Racing Adventure, Inc. engaged the accounting firm of Stark Winter Scheinken & Co., LLP as principal accountants of Dale Jarrett for the
fiscal year ended June 30, 2004.   Dale Jarrett Racing Adventure, Inc.
did not consult Stark Winter Schenkein & Co., LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Stark Winter Schenkein & Co., LLP financial statements and neither written nor oral advice was provided that was an important factor considered by Stark Winter Schenkein & Co., LLP in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-B.

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures.   Timothy B. Shannon, the Chief Executive
Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of June 30, 2004 (the evaluation date).

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 42        President, Director            Inception to Present
                               Chief Executive Officer
                               Chief Financial Officer              June 13, 2002
    to September 1,
2004

Brian C. Rosenbloom, age 43        Director                      Inception to Present


Glenn Jarrett, age 52          Chief Operating Officer           Inception to Present
                                      Director

John Ervin, age 66            Chief Financial Officer           September 1, 2004
                                                                    to present

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and
Chief Executive Officer of the Corporation since its inception. Previously, Mr. Shannon has been employed in the investors relations industry and served as Vice President and a principal of Shannon/Rosenbloom Marketing, an Orlando, Florida investor relations
firm.   From 1992 to 1994, Mr. Shannon was an investment advisor with
Great Western Financial Securities and Hearn Financial, a Corporation
that he co-founded.   Mr. Shannon spent six years as a systems engineer
and marketing representative with IBM after graduating in 1983 from the University of South Florida with a degree in Computer Science.

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

John Carl Ervin attended North Carolina State and Lenoir Rhne College
before joing Ned Jarrett in the early sixties.   He helped team Ned
Jarrett to his two Grand National Championship titles in 1961 and 1965. After Ned's retirement as a NASDAR driver, John was a business owner until he served as crew chief and later team manager of Dale jarrett's
Busch Series efforts, DAJ Racing.   Supporting a third generation
Jarrett driver, he helped Jason Jarrett in his beginning NASCAR
efforts.   In 1997, he was selected by his peers and NASCAR Winston Cup crew chiefs as the 1997 Legend inductee to the Mechanics Hall of Fame at the International Motorsports Hall of Fame in Talladega, Alabama.

As chief financial officer and shop manager of Dale Jarrett Racing Adventure, Inc., his lifetime NASCAR association aids in his ability to oversee prudent purchases of equipment through his many racing contacts as well as building the racecars fro the school.

Mr. Ervin served as elder on the 2001-2003 Session of First
Presbyterian Church, Newton, NC, was appointed to the Catawbe County ABC Board and served on an Advisory Board of Catawbe County Community College.

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

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following cash compensation has been paid by the Corporation to its executive officers, during which there was one officer.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2002     $54,249
2003     $60,000
2004     $60,000

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

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2004. The aggregate amount of debt subject to exchange was $551,133 at June 30, 2004. If all of the debt as of June 30, 2004 were converted, the Corporation would be required to issue an additional 3,936,664 shares.

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

              Shareholdings at Date of
                   This Prospectus

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  2,500,000                13.85%
1197 Fox Chase Drive
Newton, NC 28658

Brian Rosenbloom                 3,500,000                19.39%
9632 Maywood Drive
Windermere, FL 34786

John Ervin                              0                 0.00%
3604 Denver Drive
Denver, NC 28037




Dale Jarrett                     1,500,000                 8.31%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                 8.31%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      2,000,000                  11.08%
3182 9th Tee Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                  5.54%
3182 9th Tee Drive
Newton, NC 28658

All Directors & Officers
as a group (4 persons)           7,000,000                38.78%

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through June 30, 2002, Tim Shannon and Glenn Jarrett, officers and directors of Dale Jarrett Racing along with Dale Jarrett and Ned Jarrett advanced an aggregate of $326,527 including accrued interest to Dale Jarrett Racing.

During the year ended June 30, 2003, Dale Jarrett sold three race vehicles to Dale Jarrett Racing for an aggregate price of $64,000.

Dale Jarrett Racing made $90,000 and $15,000 of cash repayments of officer advances during the years ended June 30, 2004 and 2003. The aggregate balance of all advances amounted to $338,133 including accrued interest at June 30, 2004. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $21,160 and $31,446 for the years ended June 30, 2004 and 2003.

At June 30, 2004, Dale Jarrett Racing had accrued salary for Timothy B. Shannon, its officer aggregating $213,000. The officer is due $60,000 per year in annual salary.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Reports of Independent Public Auditors.........18
Balance Sheet..................................20
Statement of Operations........................21
Statement of Changes in Stockholders' (Deficit)22
Statement of Cash Flows........................24
Notes to Financial Statements..................26

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


                                  James E. Scheifley and Associates, P.C.
                                  Certified Public Accountants


Dillon, Colorado
October 8, 2003

                      REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. as of June 30, 2004, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of June 30, 2004, and the results of its operations, and its cash flows for he year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein and Co., LLP


Denver, Colorado
October 7, 2004

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                             June 30, 2004

             ASSETS
Current assets:
  Cash                                                     $  437,678
  Inventory                                                    12,183
  Prepaid expenses                                             90,519
                                                           ----------
    Total current assets                                      540,380

Property and equipment, at cost, net of
 accumulated depreciation of $589,858                         236,666
                                                           ----------
                                                           $  777,046
                                                           ==========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Note payable - bank                                      $    5,000
  Current portion of long-term debt                            34,033
  Accounts payable                                             51,241
  Accrued expenses                                             44,341
  Accrued salaries - officers                                 213,000
  Deferred revenue                                            727,920
  Shareholder advances                                        338,133
                                                           ----------
    Total current liabilities                               1,413,668

Long-term debt                                                 49,706

Stockholders' (deficit):
  Common stock, $.01 par value,
   100,000,000 shares authorized,
   18,052,709 shares issue and outstanding                   180,527
  Additional paid-in capital                               3,759,400
  Deferred stock compensation                               (412,502)
  Accumulated (Deficit)                                   (4,213,753)
                                                           ----------
                                                             (686,328)
                                                           ----------
                                                           $  777,046
                                                           ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
               For The Years Ended June 30, 2004 and 2003

                                                 2004         2003
                                              ----------   ----------

Sales                                         $1,869,877   $1,296,958
Cost of sales and services                       732,954      669,597
                                              ----------   ----------
Gross profit                                   1,136,923      627,361
                                              ----------   ----------
Non cash stock compensation                      111,500       40,200
General and administrative expenses            1,300,861      954,278
                                              ----------   ----------
                                               1,412,361      994,478
                                              ----------   ----------

(Loss) from operations                          (275,438)    (367,117)
                                              ----------   ----------

Other income and (expense):
  Interest expense                                (6,895)      (6,061)
  Interest expense - shareholders                (21,160)     (31,446)
  Other income                                     4,500        1,745
                                              ----------   ----------
                                                 (23,555)     (35,762)
                                              ----------   ----------
(Loss) before taxes                             (298,993)    (402,879)
Income taxes                                           -            -
                                              ----------   ----------
    Net (loss)                                $ (298,993)  $ (402,879)
                                              ==========   ==========

Per share information:

Basic and diluted (loss) per share            $    (0.02)  $    (0.02)
                                              ==========   ==========
Weighted average shares outstanding           18,002,709   17,001,912
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
            Statement of Changes in Stockholders' (Deficit)
              For The Years Ended June 30, 2004 and 2003

                                                             Additional
                                     Common       Stock        Paid-in    Stock Sub-
                                     Shares       Amount       Capital    scriptions
                                   ----------   ----------   ----------   ----------
Balance June 30, 2002              16,767,912   $  167,679   $3,505,548   $   10,000

Shares issued for services            276,000        2,760       37,440            -

Shares issued for vehicle purchase    200,000        2,000       18,000            -

Amortization of unearned services           -            -            -            -

Net (loss) for the year ended
  June 30, 2003                             -            -            -            -
                                   ----------   ----------   ----------   ----------
Balance June 30, 2003              17,243,912      172,439    3,560,988       10,000

Shares issued for cash                447,368        4,474       80,526            -

Shares issued for services            450,000        4,500      107,000            -

Shares issued for conversion of
 accounts payable                     171,429        1,714       22,286          -

Issuance of subscribed shares          40,000          400        9,600      (10,000)

Shares returned for non-performance
 of services                         (300,000)      (3,000)     (21,000)           -

Amortization of unearned services           -            -            -            -

Net (loss) for the year ended
 June 30, 2004                              -            -            -            -
                                   ----------   ----------   ----------   ----------
Balance June 30, 2004              18,052,709   $  180,527   $3,759,400   $        -
                                   ==========   ==========   ==========   ==========





See accompanying notes to financial statements.





                  Dale Jarrett Racing Adventure, Inc.
            Statement of Changes in Stockholders' (Deficit)
(CONTINUED)      For The Years Ended June 30, 2004 and 2003

                                                 Unearned   Accumulated
                                                 Services     (Deficit)      Total
                                                ----------   ----------   ----------
Balance June 30, 2002                           $ (630,947) $(3,511,881)  $ (459,601)

Shares issued for services                               -            -       40,200

Shares issued for vehicle purchase                       -            -       20,000

Amortization of unearned services                  102,778            -      102,778

Net (loss) for the year ended
  June 30, 2003                                          -     (402,879)    (402,879)
                                                ----------   ----------   ----------
Balance June 30, 2003                             (528,169)  (3,914,760)    (699,502)

Shares issued for cash                                   -            -       85,000

Shares issued for services                               -            -      111,500

Shares issued for conversion of
 accounts payable                                        -            -       24,000

Issuance of subscribed shares                            -            -            -

Shares returned for non-performance
 of services                                        24,000            -            -

Amortization of unearned services                   91,667            -       91,667

Net (loss) for the year ended
 June 30, 2004                                           -     (298,993)    (298,993)
                                                ----------   ----------   ----------
Balance June 30, 2004                          $  (412,502) $(4,213,753)  $ (686,328)
                                               ===========   ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventures, Inc.
                        Statements of Cash Flows
               For The Years Ended June 30, 2004 and 2003

                                                 2004         2003
                                              ----------   ----------
Net (loss)                                    $ (298,993)  $ (402,879)
  Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                 246,898      235,800
   Common stock issued for services              111,500       40,200
   Interest added to officer loans                21,160       31,446
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable     30,420      (30,420)
   (Increase) in inventory                        (7,965)        (566)
   (Increase) decrease in prepaid expenses        13,493      (15,068)
   Increase in deferred revenue                  260,013      358,173
   Increase (decrease) in accounts payable and
    accrued expenses                              35,416      (16,346)
                                              ----------   ----------
      Total adjustments                          710,935      603,219
                                              ----------   ----------
  Net cash provided by
   operating activities                          411,942      200,340
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (24,039)      (2,761)
                                              ----------   ----------
Net cash (used in) investing activities          (24,039)      (2,761)
                                              ----------   ----------

Cash flows from financing activities:
   Common stock issued for cash                   85,000            -
   Repayment of shareholder advance              (90,000)     (15,000)
   Repayment of notes payable                    (77,500)           -
   Repayment of long-term debt                   (30,346)     (26,602)
                                              ----------   ----------
   Net cash (used in) financing activities      (112,846)     (41,602)
                                              ----------   ----------
Increase in cash and cash equivalents            275,057      155,977

Cash and cash equivalents,
 beginning of year                               162,621        6,644
                                              ----------   ----------
Cash and cash equivalents,
 end of year                                  $  437,678   $  162,621
                                              ==========   ==========

                  Dale Jarrett Racing Adventures, Inc.
                        Statements of Cash Flows
(CONTINUED)    For The Years Ended June 30, 2004 and 2003


Supplemental cash flow information:
   Cash paid for interest                     $    6,895   $    6,061
                                              ==========   ==========
   Cash paid for income taxes                 $        -   $        -
                                              ==========   ==========

Non-cash Investing and Financing Activities:
  Common stock issued for conversion of
   accounts payable                           $   24,000   $        -
                                              ==========   ==========
   Vehicles acquired for notes payable        $   33,276   $   97,155
                                              ==========   ==========
   Vehicles acquired for common stock         $        -   $   20,000
                                              ==========   ==========
   Vehicle acquired for shareholder advance   $        -   $   64,000
                                              ==========   ==========





See accompanying notes to financial statements.

                    Dale Jarrett Racing Adventure, Inc.
                       Notes to Financial Statements
                               June 30, 2004


Note 1.  Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Florida on November 24, 1998 as The Jarrett/Favre Driving Adventure, Inc. and has elected to be taxed as a "C" corporation. The Company offers the "NASCAR" driving experience to the public. The Company owns several 'NASCAR" type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year.

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company's historical return experience, however sales returns have not been significant due to the nature of the services provided by the Company.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $727,920 at June 30, 2004.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at a single financial institution aggregated $389,289 at June 30, 2004.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.
Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company's logo.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.

Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the year ended June 30, 2004.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $260,196 and $160,106 for the years ended June 30, 2004 and 2003, respectively.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash, accounts payables and accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Statement of Financial Accounting Standard ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Recent Pronouncements

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a significant impact on the Company's results of operations, financial position or cash flows.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting and reporting for derivative instruments, including instruments embedded in other contracts such that contracts with comparable characteristics are accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many instruments that were previously classified as equity will be required to be reported as liabilities under SFAS No. 150. This statement is effective for financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable instruments. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.


Note 2. Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended June 30, 2004 and 2003, the Company incurred net losses of $298,993 and $402,879 and has working capital and stockholder deficits of $873,288 and $686,328 at June 30, 2004.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations.


Note 3.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 2004:

     Office furniture an equipment            $   24,052
     Shop and track equipment                    113,726
     Race vehicles                               522,397
     Vehicles - other                            166,346
                                              ----------
                                                 826,521
Less accumulated depreciation                   (589,855)
                                              ----------
                                              $  236,666
                                              ==========

Depreciation charged to operations was $153,459 and $130,582 for the years ended June 30, 2004 and 2003, respectively.


Note 4. Stockholders' (Deficit)

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

The unearned services under the contracts aggregate $412,502 at June 30, 2004 and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended June 30, 2004 and 2003 amounted to $91,667 for each year. The services will be charged to expense ratably over the remaining terms of the contracts.

During 2001, the Company issued 500,000 shares of its common stock to a consultant for services rendered to the Company during the year. The shares were valued at $.08 per share, which was the bid price of the common stock at the date the stock issuance was approved by the Board of Directors. The contract covered a three year term. During the year ended June 30, 2004, 300,000 of these shares were returned to the Company for non-performance under the contract and cancelled.

During the year ended June 30, 2003, the Company authorized the issuance of an aggregate of 276,000 shares of its common stock to four unrelated individuals or entities for services rendered to the Company during the year. Aggregate expense related to the shares issued for services amounted to $40,200 and was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors. Additionally, the Company issued 200,000 shares of its common stock to an individual for the purchase of a race vehicle valued at $20,000. The trading price of the Company's common stock at the date of the purchase was $.14 per share.

During the year ended June 30, 2004, the Company issued 447,368 shares of common stock for cash aggregating $85,000.

In addition, the Company issued 450,000 shares of common stock for services valued at $111,500 and 171,429 shares of common stock in exchange for the cancellation of accounts payable of $24,000. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. There was no difference between the exchange price of these options and the fair value of the stock and no debt was converted as of June 30, 2004. The aggregate amount of debt subject to exchange was $551,133 at June 30, 2004. If all of the debt as of June 30, 2004 were converted, the Company would be required to issue an additional 3,936,664 shares.

The weighted average fair value at the date of grant for debt exchange options granted during 2003 as described above was $.03 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

     Market value                      $      .14
     Expected life in years                 5
     Interest rate                      5 percent
     Volatility                         2 percent
     Dividend yield                    .0 percent

Stock based compensation costs would have increased pretax losses by $130,000 ($.01 per share) if the fair value of the options granted during the year had been recognized as compensation expense during the year ended June 30, 2003.

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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at June 30, 2004 of approximately $3,500,000 that will expire $300,000 in 2019 and $1,600,000 in 2020, $1,000,000 in 2021,
$400,000 in 2022 and $200,000 in 2023. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

     Deferred tax asset
       Tax benefit of net operating loss      $1,200,000
      Less valuation allowance                (1,200,000)
                                              ----------
     Net deferred tax asset                   $        -
                                              ==========

During the year ended June 30, 2004 the valuation allowance for deferred tax assets increased by approximately $70,000.


Note 6. Notes Payable and Long-term Debt

The Company has four vehicle purchase contracts outstanding at June 30, 2004 having an outstanding balance at that date of $83,739. The loans are due in monthly installments of $3,500 including interest at from 1.9 percent to 10 percent through July 2007. Four support vehicles collateralize the loans. Principal repayments are due as follows:
$34,033 in 2005, $30,358 in 2006, and $19,348 in 2007.

In addition, the Company has an unsecured short-term note outstanding payable to a bank in the amount of $5,000 bearing interest at 4.5 percent per annum.


Note 7. Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $42,600 and $48,557 for the years ended June 30, 2004 and 2003.


Note 8.  Related Party Transactions

Through June 30, 2002, certain the Company's officers and directors advanced an aggregate of $326,527 including accrued interest to the Company.

During the year ended June 30, 2003, an officer and director of the Company sold three race vehicles to the Company for an aggregate price of $64,000.

The Company made $90,000 and $15,000 of cash repayments of officer advances during the years ended June 30, 2004 and 2003. The aggregate balance of all advances amounted to $338,133 including accrued interest at June 30, 2004. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $21,160 and $31,446 for the years ended June 30, 2004 and 2003.

At June 30, 2004, the Company had accrued salary for its officer aggregating $213,000. The officer is due $60,000 per year in annual salary.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
          Form 8-K dated October 11, 2004 regarding the change in accountants

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $ from Stark Winter Schenkein and Co., LLP for the 2004 fiscal year and $7,000 from James E. Scheifley & Associates, PC for the 2003 fiscal year. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2004 fiscal year or James
E. Scheifley & Associates, PC for the 2003 fiscal years, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter Schenkein and Co., LLP or James E. Scheifley & Associates, PC
during fiscal 2004 or fiscal 2003, respectively. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was
compatible with maintaining the auditor's independence.   All of the
services described above for fiscal year 2003 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 14, 2004

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   October 14, 2004
-------------------             Chief Financial Officer/
                                  Controller/Director

/s/Brian C. Rosenbloom                   Director             October 14, 2004

/s/Glenn Jarrett                         Director             October 14, 2004
-------------------