Form 10QSB
period 2004-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2004-11-12
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2004

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2004: Common Stock - 18,117,709

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   September 30, 2004(unaudited)              3
Statements of Operations for the
   Three months ended
   September 30, 2004 and 2003,
   (unaudited)                               4
Statements of Cash Flows for the
   Three months ended September 30,
   2004 and 2003(unaudited)                  5
Notes to financial statements                6

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                          September 30, 2004
                              (Unaudited)

                       ASSETS
Current assets:
  Cash                                                     $  205,230
  Accounts receivable                                           7,105
  Inventory                                                    12,183
  Prepaid expenses                                            114,156
                                                           ----------
      Total current assets                                    338,674
                                                           ----------
Property and equipment, at cost, net of
  accumulated depreciation of $611,995                        248,742
                                                           ----------
Other assets                                                    1,200
                                                           ----------
                                                           $  588,616
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Current portion of long-term debt                        $   34,517
  Accounts payable                                             20,549
  Accrued expenses                                             42,801
  Accrued salaries - officers                                 216,000
  Deferred revenue                                            539,494
  Shareholder advances                                        327,653
                                                           ----------
      Total current liabilities                             1,181,014
                                                           ----------
Long-term debt                                                 41,014
                                                           ----------

Stockholders' (deficit):
 Common stock, $.01 par value, 100,000,000 shares
 authorized, 18,117,709 shares issue and outstanding          181,177
 Additional paid-in capital                                 3,773,050
 Unearned services                                           (389,585)
 Accumulated deficit                                       (4,198,054)
                                                           ----------
                                                             (633,412)
                                                           ----------
                                                           $  588,616
                                                           ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
         For The Three Months Ended September 30, 2004 and 2003
                              (Unaudited)

                                                 2004         2003
                                              ----------   ----------
Sales                                         $  568,238   $  425,671
Cost of sales and services                       213,457      229,341
                                              ----------   ----------
Gross profit                                     354,781      196,330
                                              ----------   ----------

 Non-cash stock compensation                      14,300            -
 General and administrative expenses             319,082      276,778
                                              ----------   ----------
                                                 333,382      276,778
                                              ----------   ----------
Income (Loss) from operations                     21,399      (80,448)

Other income and (expense):
 Interest expense                                 (5,699)      (8,010)
                                              ----------   ----------
Income (loss) before taxes                        15,700      (88,458)
Income taxes                                           -            -
                                              ----------   ----------
  Net income (loss)                           $   15,700   $  (88,458)
                                              ==========   ==========


Per share information:

Basic and diluted income (loss) per share     $     0.00   $    (0.01)
                                              ==========   ==========
Weighted average shares outstanding           18,117,709   17,243,912
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
         For The Three Months Ended September 30, 2004 and 2003
                              (Unaudited)

                                                 2004         2003
                                              ----------   ----------
 Net cash (used in) operating activities      $ (170,027)  $  (53,628)
                                              ----------   ----------
Cash flows from investing activities:
   Acquisition of plant and equipment            (34,213)      (5,000)
                                              ----------   ----------
 Net cash (used in) investing activities         (34,213)      (5,000)
                                              ----------   ----------

Cash flows from financing activities:
   Repayment of officer advance                  (15,000)     (22,500)
   Repayment of notes payable                     (5,000)      (7,500)
   Repayment of long-term debt                    (8,208)      (7,357)
                                              ----------   ----------
  Net cash (used in) financing activities        (28,208)     (37,357)
                                              ----------   ----------
(Decrease) in cash                              (232,448)     (95,985)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             437,678      162,621
                                              ----------   ----------
Cash and cash equivalents,
 end of period                                $  205,230   $   66,636
                                              ==========   ==========





See accompanying notes to financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004
                               (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 2004 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.


(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.


(3)  Stockholders' (Deficit)

During the three months ended September 30, 2004, the Company issued 65,000 shares of common stock for services rendered aggregating
$14,300.


(4)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2004, the Company incurred net losses of $4,198,054 and has working capital and stockholder deficits of $842,340 and $ $633,412 at September 30, 2004. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or attain materially profitable operations may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)   Income Taxes

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

For the three months ended September 30, 2004, the Corporation acquired plant and equipment of $34,213 resulting in net cash used in investing activities of $34,213.

For the three months ended September 30, 2003, the Corporation acquired plant and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

For the year ended June 30, 2004, the Corporation acquired plant and equipment of $24,039 resulting in net cash used in investing activities of $24,039.

For the year ended June 30, 2003, the Corporation acquired plant and equipment of $2,761 resulting in net cash used in investing activities of $2,761

For the three months ended September 30, 2004, the Corporation repaid $15,000 of officer advance, repaid notes payable of $5,000 and repaid long-term debt of $8,208. As a result, the Corporation had net cash used in financing activities of $28, 208 for the three months ended September 30, 2004.

For the three months ended September 30, 2003, the Corporation repaid $22,500 of officer advance, repaid notes payable of $7,500 and repaid long-term debt of $7,357. As a result, the Corporation had net cash used in financing activities of $37,357 for the three months ended September 30, 2003.

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

Results of Operations.    For the three months ended September 30,
2004, the Corporation had sales of $568, 238 with a cost of sales and services of $213,457 for a gross profit of $354,781.

For the three months ended September 30, 2004, the Corporation had non-cash stock compensation of $14,300 and general and administrative
expenses of $319,082.   These expenses consisted of salaries, wages and
benefits of $132,162, marketing costs of $28,052, garage operations of $47,837, rent and utilities of $16,244, professional fees of $11,000, taxes, license and fees of $16,786, depreciation and amortization of
$45,054 and other expenses of $21,947.   These expenses increased over
expenses for 2003 due to increased operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the three months ended September 30, 2004, the
Corporation issued 65,000 shares of common stock for services
rendered aggregating $14,300.   These issuances were made to
sophisticated investors pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  November 12, 2004

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director