Form 10KSB
period 2004-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2005-04-15
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
[X]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2004 to December 31, 2004

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

The Corporation's revenues for its most recent fiscal year were $1,200,793. As of December 31, 2004, the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $2,564,931

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2004 was 18,151,876 shares of its $.01 par value common stock.

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

The Corporation has also agreed not to issue any additional common shares in the Corporation's stock to insiders, directors without the
Licensor's approval.   Additionally, any and all future financings will
be offered to the Licensor prior to being offered to third parties..
On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2004 and the aggregate amount of debt subject to exchange was $482,939 at December 31, 2004. If all of the debt as of December 31, 2004, were converted, the Company would be required to issue an additional 3,449,564 shares.

Competition. The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There are is one well-established market leader (Richard Petty Driving Experience) that is nationally recognized and which possess substantially greater financial, marketing
personnel and other resources than the Corporation.    There are also a
small number of local or regional schools. Virtual reality driving experiences are also becoming more and more realistic and therefore a
growing competitor.   It is also likely that other competitors will
emerge in the near future.   There is no assurance that the Corporation
will compete successfully with other established driving schools.   The
Corporation shall compete on the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             3/31/02                     .25                   .10
             6/30/02                     .10                   .10
             9/30/02                     .25                   .25
            12/31/02                     .25                   .25
             3/31/03                     .35                   .35
             6/30/03                     .45                   .45
             9/30/03                     .35                   .35
            12/31/03                     .30                   .30
             3/31/04                     .36                   .36
             6/30/04                     .22                   .22
             9/30/04                     .20                   .20
            12/31/04                     .23                   .23

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2005, the number of holders of Corporation's common stock is 244.

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

For the six months ended December 31, 2004, the Corporation acquired plant and equipment of $39,801 and purchased other assets of $38,953 resulting in net cash used in investing activities of $78,754.

The Corporation continues to look for ways to decrease its cash
expenditures and still retain quality management and consultants.   On
October 22, 2004, the Corporation's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

For the year ended June 30, 2004, the Corporation acquired plant and equipment of $24,039 resulting in net cash used in investing activities of $24,039.

For the six months ended December 31, 2004, the Corporation reduced its outstanding debt by repaying shareholder advances of $47,715, notes
payable of $5,000 and long-term debt of $16,775.   However, during that
same period, the Corporation received the proceeds from an unsecured note payable to a bank in the amount of $100,000 bearing interest at
4.5 percent per annum due on February 6, 2006.

During the six months ended December 31, 2004, the Corporation, in its ongoing attempt to limit cash expenditures, issued 99,167 common shares for services valued at $19,425.

For the year ended June 30, 2004, the Corporation issued common stock for cash of $85,000. Additionally, the Corporation repaid a shareholder advanced of $90,000, repaid notes payable of $77,500 and
repaid long-term debt of $30,346.   As a result, the Corporation had
net cash used in financing activities of $112,846 for the year ended June 30, 2004.

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2004 and no debt was converted as of December 31, 2004. The aggregate amount of debt subject to exchange was $482,939 at December 3, 2004. If all of the debt as of December 31, 2004 were converted, the Corporation would be required to issue an additional 3,449,564 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the six months ended December 31, 2004, the Corporation had sales of $1,200,793 with cost of sales of $465,732 for a gross profit of $735,061.

For the six months ended December 31, 2004, the Corporation had general and administrative expenses of $700,064 and non-cash stock compensation
of $74,425.   The percentage of general and administrative expenses to
revenues for the six months ended December 31, 2004 decreased to 58% from 61% for the year ended June 30, 2004 due to management's ongoing effort to reduce these types of expenses.

For the year ended June 30, 2004, the Corporation had sales of $1,869,877 with cost of sales of $882,512 for a gross profit of $987,365.

For the year ended June 30, 2004, the Corporation had general and administrative expenses of $1,151,303 and non-cash stock compensation
of $111,500.   These expenses consisted of salaries, wages and benefits
of $467,555, marketing costs of $311,497, garage operations of $146,199, rent and utilities of $73,978, professional fees of $23,115, taxes, license and fees of $61,718, $3,901, amortization of service
contracts of $96,667 and other expenses of $78,173.   These expenses
increased over expenses for 2003 due to increased operations.

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

During Dale Jarrett Racing Adventure, Inc.'s two most recent fiscal years, June 30, 2002 and June 30, 2003, and the subsequent period through the date of resignation, July 1, 2003 through September 15, 2004, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

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

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures.   Timothy B. Shannon, the Chief Executive
Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the six months ended December 31, 2004 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2004 (the evaluation date).

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2002     $54,249       -         -         -      -      -               -
2003     $60,000       -         -         -      -      -               -
       prior fiscal year 2004     $60,000       -         -         -      -      -               -
                         2004     $30,000       -         -         -     (2)     -               -

Glenn Jarrett            2002       -           -         -         -      -      -               -
COO                      2003       -           -         -         -      -      -               -
       prior fiscal year 2004       -           -         -         -     (2)     -               -
                         2004       -           -         -         -      -      -               -

 (1)The Corporation has entered into an agreement with Glenn Jarrett, a director, under which he will receive the option to purchase 250,000 common shares of the Corporation at an option exercise price of $2.50
per common share.   The term of the option is ten years.
(2)For the six months ended December 31, 2004, the Corporation awarded Timothy Shannon 2,000,000 stock options at an exercise price of $.15 and Glenn Jarrett 1,000,000 stock options at an exercise price of $.15.

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

On October 22, 2004, the Corporation's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2004 and no debt was converted as of December 31, 2004. The aggregate amount of debt subject to exchange was $482,939 at December 3, 2004. If all of the debt as of December 31, 2004 were converted, the Corporation would be required to issue an additional 3,449,564 shares.

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

Dale Jarrett Racing made $47,715 and $90,000 of cash repayments of officer advances during the six months ended December 31, 2004 and the year ended June 30, 2004. The aggregate balance of all advances amounted to $299,154 including accrued interest at December 31, 2004. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $8,735 and $21,160 for the six months ended December 31, 2004 and the year ended June 30, 2004.

At December 31, 2004, Dale Jarrett Racing had accrued salary for Timothy
B. Shannon, its officer aggregating $183,785. The officer is due $60,000 per year in annual salary.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Reports of Independent Registered Public Accounting Firm.........18
Balance Sheet............................                  ......20
Statements of Operations......................                 ..21
Statement of Changes in Stockholders' (Deficit)                  22
Statements of Cash Flows....................                 ....24
Notes to Financial Statements................                  ..26

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. as of December 31, 2004, and the related statements of operations, stockholders' (deficit), and cash flows for the six months ended December 31, 2004, and the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale
Jarrett Racing Adventure, Inc. as of December 31, 2004, and the results of its operations, and its cash flows for the six months ended December 31, 2004, and the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 21, 2005

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                           December 31, 2004

                    ASSETS
                    ------
Current assets:
  Cash                                                     $  263,200
  Accounts receivable                                          44,220
  Inventory                                                     9,218
  Prepaid expenses and other current assets                   105,108
                                                           ----------
      Total current assets                                    421,746
                                                           ----------

Property and equipment, at cost, net of
  accumulated depreciation of $578,571                        202,054
                                                           ----------

Other assets                                                   38,953
                                                           ----------
                                                           $  662,753
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                        $   35,011
  Accounts payable                                            122,341
  Accrued expenses                                             48,086
  Accrued salaries - officers                                 183,785
  Deferred revenue                                            495,563
  Shareholder advances                                        299,154
                                                           ----------
      Total current liabilities                             1,183,940
                                                           ----------

Note payable to bank                                          100,000
Long-term debt                                                 31,953
                                                           ----------
                                                              131,953
                                                           ----------

Stockholders' (deficit):
 Common stock, $.01 par value, 100,000,000 shares
  authorized, 18,151,876 shares issue and outstanding         181,519
 Additional paid-in capital                                 3,832,833
 Unearned services                                           (100,000)
 Accumulated (Deficit)                                     (4,567,492)
                                                           ----------
                                                             (653,140)
                                                           ----------
                                                           $  662,753
                                                           ==========
See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
               For The Six Months Ended December 31, 2004
                    and the Year Ended June 30, 2004

                                                Dec 31,    June 30,
                                                 2004         2004
                                              ----------   ----------

Sales                                         $1,200,793   $1,869,877
Cost of sales and services                       465,732      882,512
                                              ----------   ----------
Gross profit                                     735,061      987,365
                                              ----------   ----------
 Non cash stock compensation                      74,425      111,500
 General and administrative expenses             700,064    1,151,303
                                              ----------   ----------
                                                 774,489    1,262,803
                                              ----------   ----------

(Loss) from operations                           (39,428)    (275,438)

Other income (expense):
 Loss on disposal of equipment                   (30,177)           -
 Impairment of intangible assets                (272,224)           -
 Other income                                          -        4,500
 Interest expense - shareholders                  (8,735)     (21,160)
 Interest expense                                 (3,175)      (6,895)
                                              ----------   ----------
(Loss) before taxes                             (353,739)    (298,993)
Income taxes                                           -            -
                                              ----------   ----------
  Net (loss)                                  $ (353,739)  $ (298,993)
                                              ==========   ==========

Per share information:

Basic and diluted (loss) per share            $    (0.02)  $    (0.02)
                                              ==========   ==========
Weighted average shares outstanding           18,134,793   18,002,709
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statement of Stockholders' (Deficit)
               For the Six Months Ended December 31, 2004
                    and Year Ended June 30, 2004

                                                              Additional
                                          Common Stock         Paid-in       Stock
ACTIVITY                              Shares       Amount      Capital   Subscriptions
                                    ----------   ----------   ----------   ----------
Balance June 30, 2003               17,243,912   $  172,439   $3,560,988   $   10,000

Shares issued for cash                 447,368        4,474       80,526            -
Shares issued for services             450,000        4,500      107,000            -
Shares issued for debt conversion      171,429        1,714       22,286            -
Issuance of subscribed shares           40,000          400        9,600      (10,000)
Shares returned for non-performance
  of services                         (300,000)      (3,000)     (21,000)           -
Amortization of unearned services            -            -            -            -
Net loss for the year ended June 30, 2004    -            -            -            -
                                    ----------   ----------   ----------   ----------
Balance June 30, 2004               18,052,709      180,527    3,759,400            -

Shares issued for services              99,167          992       18,433            -
Impairment of intangible asset               -            -            -            -
Amortization of unearned services            -            -            -            -
Fair market value of options granted         -            -       55,000            -
Net loss for the six months ended
  December 31, 2004                          -            -            -            -
                                    ----------   ----------   ----------   ----------
Balance December 31, 2004           18,151,876   $  181,519   $3,832,833   $        -
                                    ==========   ==========   ==========   ==========




                                                  Unearned   Accumulated
                                                  Services     (Deficit)      Total
                                                 ----------   ----------   ----------
Balance June 30, 2003                           $  (527,502) $(3,914,760)  $ (698,835)

Shares issued for cash                                    -            -       85,000
Shares issued for services                                -            -      111,500
Shares issued for debt conversion                         -            -       24,000
Issuance of subscribed shares                             -            -            -
Shares returned for non-performance of services      18,333            -       (5,667)
Amortization of unearned services                    96,667            -       96,667
Net loss for the year ended June 30, 2004                 -     (298,993)    (298,993)
                                                 ----------   ----------   ----------
Balance June 30, 2004                              (412,502)  (4,213,753)    (686,328)

Shares issued for services                                -            -       19,425
Impairment of intangible asset                      272,224            -      272,224
Amortization of unearned services                    40,278            -       40,278
Fair market value of options granted                      -            -       55,000
Net loss for the six months ended December 31, 2004       -     (353,739)    (353,739)
                                                 ----------   ----------   ----------
Balance December 31, 2004                        $ (100,000) $(4,567,492)  $ (653,140)
                                                 ==========   ==========   ==========

See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
               For The Six Months Ended December 31, 2004
                    and the Year Ended June 30, 2004

                                                Dec 31,     June 30,
                                                 2004         2004
                                              ----------   ----------
Net (loss)                                    $ (353,739)  $ (298,993)
 Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                   84,514      246,898
  Common stock issued for services                74,425      111,500
  Interest accrued on officer loans                8,735       21,160
  Loss on the disposition of equipment            30,177            -
  Impairment of intangible assets                272,224            -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable     (44,220)      30,420
  (Increase) decrease in inventory                 2,965       (7,965)
  (Increase) decrease in prepaid expenses        (14,589)      13,493
  Increase (decrease) in deferred revenue       (232,357)     260,013
  Increase in accounts payable and
   accrued expenses                               45,631       35,416
                                              ----------   ----------
    Total adjustments                            227,505      710,935
                                              ----------   ----------
Net cash provided by (used in)
 operating activities                           (126,234)     411,942
                                              ----------   ----------
Cash flows from investing activities:
  Increase in other assets                       (38,953)           -
  Acquisition of property and equipment          (39,801)     (24,039)
                                              ----------   ----------
Net cash (used in) investing activities          (78,754)     (24,039)
                                              ----------   ----------

Cash flows from financing activities:
  Common stock issued for cash                         -       85,000
  Repayment of shareholder advance               (47,715)     (90,000)
  Proceeds from note payable                     100,000            -
  Repayment of notes payable                      (5,000)     (77,500)
  Repayment of long-term debt                    (16,775)     (30,346)
                                              ----------   ----------
Net cash provided by (used in)
 financing activities                             30,510     (112,846)
                                              ----------   ----------
Increase (decrease) in cash and
 cash equivalents                               (174,478)     275,057
Cash and cash equivalents, beginning             437,678      162,621
                                              ----------   ----------
Cash and cash equivalents, ending             $  263,200   $  437,678
                                              ==========   ==========

See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statements of Cash Flows (Continued)
               For The Six Months Ended December 31, 2004
                    and the Year Ended June 30, 2004

                                                Dec 31,     June 30,
                                                 2004         2004
                                              ----------   ----------
Supplemental cash flow information:
  Cash paid for interest                      $   14,410   $    6,061
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

Non-cash Investing and Financing Activities:
  Vehicles acquired for notes payable         $        -   $   97,155
                                              ==========   ==========
  Vehicles acquired for common stock          $        -   $   20,000
                                              ==========   ==========
  Vehicle acquired for shareholder advance    $        -   $   64,000
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                     Notes to Financial Statements
                           December 31, 2004


Note 1.  Organization and Significant Accounting Policies

The Company was incorporated in Florida on November 24, 1998. The Company offers the "NASCAR" driving experience to the public. The Company owns several 'NASCAR" type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year. Subsequent to its last fiscal year end of June 30, 2004, the Company changed its year end to December 31.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated
$495,563 at December 31, 2004.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at a single financial institution aggregated $236,629 at December 31, 2004.

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

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the six months ended December 31, 2004, or year ended June 30, 2004, except as discussed in Note 4.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $147,064 and $260,196 for the six months ended December 31, 2004, and the year ended June 30, 2004, respectively.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June

15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.
Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


Note 2.  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended December 31, 2004, and the year ended June 30, 2004, the Company incurred net losses of $353,739 and $298,993 and has working capital and stockholder deficits of $762,194 and $653,140 at December 31, 2004.

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


Note 3.  Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2004:

     Office furniture an equipment            $   34,517
     Shop and track equipment                     77,365
     Race vehicles                               502,397
     Vehicles - other                            166,346
                                              ----------
                                                 780,625
     Less accumulated depreciation              (578,571)
                                              ----------
                                              $  202,054
                                              ==========

Depreciation charged to operations was $44,236 and $153,459 for the six months ended December 31, 2004, and year ended June 30, 2004, respectively.


Note 4.  Stockholders' (Deficit)

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

The unearned services under the contracts aggregate $100,000 at December 31, 2004, and are classified as a reduction of stockholders' equity. Services charged to expense during the six months ended December 31, 2004, and year ended June 30, 2004, amounted to $40,278 and $91,667, respectively. The services will be charged to expense ratably over the remaining terms of the contracts. As of December 31,

2004, the Company determined that certain of the service contracts no longer would provide continuing contributions to the Company's operations. The impairment amounted to $272,224 for the six months ended December 31, 2004.

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

On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2004 and the aggregate amount of debt subject to exchange was $482,939 at December 31, 2004. If all of the debt as of December 31, 2004, were converted, the Company would be required to issue an additional 3,449,564 shares.

During the six months ended December 31, 2004, the Company issued 99,167 shares of common stock for services valued at $19,425. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

On October 22, 2004, the Company's Board of Directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 shares of restricted common shares at an exercise price of $.15 per share for a period of 5 years.

The weighted average fair value at the date of grant for options granted during 2004 as described above was $.11 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

     Market value                             $      .15
     Exercise price                           $      .15
     Expected life in years                      5 years
     Interest rate                             3 percent
     Volatility                              101 percent
     Dividend yield                            0 percent

The fair value of the 500,000 options issued to the consultant of $55,000 has been charged to operations during the six months ended December 31, 2004.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below for the six months ended December 31, 2004:

(Net loss)
     As reported                              $ (353,739)
     Pro forma                                $ (683,739)

(Loss) per share - basic and fully diluted
     As reported                              $    (0.02)
     Pro forma                                $    (0.04)

The following table summarizes the stock option activity:

                                                            Weighted
                                                            -average
                                                Stock       Price per
                                               Options       Share
                                              ----------   ----------

    Outstanding at June 30, 2003               4,109,814   $     0.14
    Expired                                     (173,150)  $     0.14
    Outstanding June 30, 2004                  3,936,664   $     0.14
    Granted                                    3,500,000   $     0.15
    Expired                                     (487,010)  $     0.14
                                              ----------
    Outstanding at December 31, 2004           6,949,654   $     0.15
                                              ==========

At December 31, 2004, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.14; Outstanding: 3,449,654; Contractual life: 2.5 years
Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 4.8 years


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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2004 of approximately $3,800,000 that will expire through 2024. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

    Deferred tax asset
      Tax benefit of net operating loss       $1,300,000
       Less valuation allowance               (1,300,000)
                                              ----------
    Net deferred tax asset                    $        -
                                              ==========

During the six months ended December 31, 2004, and the year ended June 30, 2004, the valuation allowance for deferred tax assets increased by approximately $100,000 and $70,000.


Note 6.  Notes Payable and Long-term Debt

The Company has four vehicle purchase contracts outstanding at December 31, 2004, having an outstanding balance at that date of $66,964. The loans are due in monthly installments of $2,919 including interest at from 1.9 percent to 9 percent through July 2007. Four support vehicles collateralize the loans. Principal repayments are due as follows:
$35,011 in 2005, $22,426 in 2006, and $9,527 in 2007.

In addition, the Company has an unsecured note outstanding payable to a bank in the amount of $100,000 bearing interest at 4.5 percent per annum due on February 6, 2006.


Note 7.  Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $22,800 and $42,600 for the six months ended December 31, 2004, and the year ended June 30, 2004, respectively.


Note 8.  Related Party Transactions

During the year ended June 30, 2003, an officer and director of the Company sold three race vehicles to the Company for an aggregate price of $64,000.

The Company made $47,715 and $90,000 of cash repayments of officer advances during the six months ended December 31, 2004, and the year ended June 30, 2004, respectively. The aggregate balance of all advances amounted to $299,154 including accrued interest at December 31, 2004. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $8,735 and $21,160 for the six months ended December 31, 2004, and the year ended June 30, 2004, respectively.

At December 31, 2004, the Company had accrued salary for its officer aggregating $183,785. The officer is due $60,000 per year in annual salary.


Note 9.  Subsequent Events

During January 2005 the Company issued an aggregate of 48,000 shares of common stock for services. The fair value of these shares will be charged to operations during the period ended March 31, 2005.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
          Form 8-K dated October 11, 2004 regarding the change in accountants

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $20,000from Stark Winter Schenkein and Co., LLP for the 2004 fiscal year. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2004 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter Schenkein and Co., LLP during fiscal 2004. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with
maintaining the auditor's independence.   All of the services described
above for fiscal year 2003 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 12, 2005

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   April 12, 2005
-------------------             Chief Financial Officer/
                                  Controller/Director

/s/Brian C. Rosenbloom                   Director             April 12, 2005

/s/Glenn Jarrett                         Director             April 12, 2005
-------------------