Form 10KSB/A
period 2004-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2005-04-18
CIK 1094032

Amendment 1 to
             FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:
                       OR
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

The Corporation completed its first driving classes in Rockingham, NC July of 1999. Since July 4th the Corporation has run classes at over forty NASCAR tracks.

The Corporation currently owns fifteen (15) race cars. These race cars are classified as stock cars and are equipped for oval or round tracks
only.   They are fully loaded with brand new race engines, six (6)
point harnesses, neck and head restraints, communications, track specific gears and complete safety cages.

The Corporation has negotiated terms with over forty (40) racetracks where, for a fee ranging from $0 to $10,000 a day we can rent their tracks.

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

The Corporation's objective is to utilize this first "hub" of fifteen
(15) race cars on the east coast to their full potential. It is in the Corporation's plans that once this first hub becomes utilized at least fifteen(15) days per month and is profitable, to then add another "hub" on the West Coast. This would entail the purchase of another ten(10) race cars and the support equipment necessary to maintain them.

The Corporation has purchased fifteen (15) stock cars at an approximate
price of $50,000 per car.   Parts will be nominal due to the lack of
any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs will be approximately $20,000 per month at each active "hub". The Corporation owns a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4000 per day.

The Corporation also offers a number of add-on sale items including CDs from its Adventure Cam located in the car (four cameras and complete GPS data), clothing, souvenirs and photography.

The Corporation is currently developing its logos and marketing materials and will commence the trademarking process for its name and various products and services.

Marketing.   The Corporation offers its products and services at
various tracks throughout the country.   The Corporation employs a
marketing director.  This individual is primarily responsible with
closing the prospects created through promotion.   These services will
be sold as corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio.

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

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 3604 Denver Drive, Denver, NC 28037. This location has 17,000 square feet and is leased on a month to month basis for $3,500 per month.

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 43        President, Director            Inception to Present
                               Chief Executive Officer
                               				              June 13, 2002
    to September 1,
2004

Brian C. Rosenbloom, age 44        Director                      Inception to Present


Glenn Jarrett, age 53          Vice President	           Inception to Present
                                      Director

John Ervin, age 66            Chief Financial Officer           September 1, 2004
                                                                    to present

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and
Chief Executive Officer of the Corporation since its inception in 1998. Mr. Shannon spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida's Engineering College with a degree in Computer Science. From 1990 until 1994 Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL. In 1995 he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a Director of Dale Jarret Racing Adventure, Inc.

Brian C. Rosenbloom.   Mr. Rosenbloom was Secretary/Treasurer, Vice
President, Chief Financial Officer until his resignation on June 13, 2002 for personal reasons and has been a Director of the Corporation
since its inception.   Mr. Rosenbloom has been in the finance industry
for over twenty years. Mr. Rosenbloom graduated from the University of Albany in 1982 with a Bachelor's Degree in Business. He also worked as an investment advisor with Great Western Financial and co-founded Shannon/Rosenbloom Marketing with Tim Shannon in 1995.

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

John Carl Ervin attended North Carolina State and Lenoir Rhne College
before joining Ned Jarrett in the early sixties.   He helped team Ned
Jarrett to his two Grand National Championship titles in 1961 and 1965. After Ned's retirement as a NASDAR driver, John was a business owner until he served as crew chief and later team manager of Dale Jarrett's
Busch Series efforts, DAJ Racing.   Supporting a third generation
Jarrett driver, he helped Jason Jarrett in his beginning NASCAR
efforts.   In 1997, he was selected by his peers and NASCAR Winston Cup crew chiefs as the 1997 Legend inductee to the Mechanics Hall of Fame at the International Motorsports Hall of Fame in Talladega, Alabama.

As chief financial officer and shop manager of Dale Jarrett Racing Adventure, Inc., his lifetime NASCAR association aids in his ability to oversee prudent purchases of equipment through his many racing contacts as well as building the racecars for the school.

Mr. Ervin served as elder on the 2001-2003 Session of First
Presbyterian Church, Newton, NC, was appointed to the Catawba County ABC Board and served on an Advisory Board of Catawba County Community College.

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

During December 1998 the Company negotiated personal service contracts with certain members of the Jarrett family and Bret Favre. The Jarretts' and Favre have had a prior business relationship related to automobile racing. The contracts require the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts.

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

Date:    April 15, 2005

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon           Principal Executive Officer   April 15, 2005
-------------------             President/Director

/s/Brian C. Rosenbloom                   Director             April 15, 2005

/s/Glenn Jarrett                         Director             April 15, 2005
-------------------                 Vice President