Form 10QSB
period 2005-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2005-06-02
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2005

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2005: Common Stock - 18,199,876

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   March 31, 2005(unaudited)
Statements of Operations for the
   Three months ended
   March 31, 2005 and 2004
   (unaudited)
Statements of Cash Flows for the
   Three months ended March 31, 2005
   and 2004 (unaudited)
Notes to financial statements

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                            March 31, 2005
                               (Unaudited)

                    ASSETS
                    ------
Current assets:
  Cash                                                     $  185,273
  Inventory                                                    17,974
  Prepaid expenses and other current assets                   109,651
                                                           ----------
    Total current assets                                      312,898
                                                           ----------

Property and equipment, at cost, net of
  accumulated depreciation of $595,837                        185,803
                                                           ----------

Other assets                                                   42,774
                                                           ----------
                                                           $  541,475
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   93,000
  Current portion of long-term debt                            28,057
  Accounts payable                                             70,058
  Accrued expenses                                             52,835
  Accrued salaries - officers                                 181,285
  Deferred revenue                                            668,965
  Shareholder advances                                        268,094
                                                           ----------
    Total current liabilities                               1,362,294
                                                           ----------

Long-term debt                                                 30,339
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,119,876 shares issue and outstanding        181,999
  Additional paid-in capital                                3,844,353
  Unearned services                                           (96,250)
  Accumulated (deficit)                                    (4,781,260)
                                                           ----------
                                                             (851,158)
                                                           ----------
                                                           $  541,475
                                                           ==========
See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
          For The Three Months Ended March 31, 2005 and 2004
                             (Unaudited)

                                                 2005         2004
                                              ----------   ----------

Sales                                         $  220,675   $  193,425
Cost of sales and services                       144,294      105,966
                                              ----------   ----------
Gross profit                                      76,381       87,459
                                              ----------   ----------

Non cash stock compensation                       12,000            -
General and administrative expenses              272,379      273,487
                                              ----------   ----------
                                                 284,379      273,487
                                              ----------   ----------

(Loss) from operations                          (207,998)    (186,028)

Other income and (expense):
  Other income                                       404            -
  Interest expense                                (6,173)      (8,438)
                                              ----------   ----------
                                                  (5,769)      (8,438)
                                              ----------   ----------

(Loss) before taxes                             (213,767)    (194,466)
Income taxes                                           -            -
                                              ----------   ----------

    Net (loss)                                $ (213,767)  $ (194,466)
                                              ==========   ==========

Per share information - basic and diluted
(Loss) per share                              $    (0.01)  $    (0.01)
                                              ==========   ==========
Weighted average shares outstanding           18,199,876   17,896,891
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
          For The Three Months Ended March 31, 2005 and 2004
                             (Unaudited)

                                                 2005         2004
                                              ----------   ----------

Net cash (used in) operating activities       $  (22,523)  $  (53,628)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment              (4,836)      (5,000)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of officer advance                   (35,000)     (22,500)
  Repayment of notes payable                      (7,000)      (7,500)
  Repayment of long-term debt                     (8,568)      (7,357)
                                              ----------   ----------
    Net cash (used in) financing activities      (50,568)     (37,357)

(Decrease) in cash                               (77,927)     (95,985)
                                              ----------   ----------

Cash and cash equivalents,
  beginning of period                            263,200      162,621
                                              ----------   ----------
Cash and cash equivalents,
  end of period                               $  185,273   $   66,636
                                              ==========   ==========





See accompanying notes to financial statements.

                   DALE JARRETT RACING ADVENTURE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2005
                               (UNAUDITED)


(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the six months ended December 31, 2004 and the year ended June 30, 2004, including notes thereto included in the Company's Form 10-KSB.


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


(3)  Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company's logo.


(4)  Stockholders' (Deficit)

During the three months ended March 31, 2005, the Company issued 45,000 shares of common stock for services rendered with a fair value of $12,000.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2005, the Company incurred net losses of $4,781,260 and has working capital and stockholder deficits of $1,049,396 and $851,158 at March 31, 2005.

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

The Corporation had cash and cash equivalents at March 31, 2005 of $185,273 compared to $66,636 at March 31, 2004.

For the three months ended March 31, 2005, the Corporation acquired plant and equipment of $4,836 resulting in net cash used in investing activities of $4,836.

For the three months ended March 31, 2004, the Corporation acquired plant and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

The Corporation was able to repay some its outstanding debt.   For the
three months ended March 31, 2005, the Corporation repaid an officer advance of $35,000, repaid notes payable of $7,000 and repaid long-term
debt of $8,568.   As a result, the Corporation had net cash used in
financing activities of $50,568 for the three months ended March 31, 2005.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended March 31, 2005, the Corporation had sales of $220,675 with cost of sales of $144,294 for a gross profit of $76,381.

For the three months ended March 31, 2005, the Corporation had general and administrative expenses of $272,379 and noncash stock compensation
of $12,000.   The amount of general and administrative expenses
increased slightly for the three months ended March 31, 2005 compared
to the same period in 2004.   These expenses include those necessary to
conduct operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the three months ended March 31, 2005, the Corporation issued 32,000 shares of common stock for services rendered
aggregating $12,000.   These issuances were made to
sophisticated investors pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  May 31, 2005

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director