Form 10QSB
period 2005-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2005-08-16
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2005

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2005: Common Stock - 18,119,876

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   June 30, 2005(unaudited)
Statements of Operations for the
   Three months and
   Six months ended
   June 30, 2005 and 2004
   (unaudited)
Statements of Cash Flows for the
   Six months ended June 30, 2005
   and 2004 (unaudited)
Notes to financial statements

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                             June 30, 2005
                              (Unaudited)

                   ASSETS
Current assets:
  Cash                                                     $   90,282
  Accounts receivable                                          12,781
  Inventory                                                    14,180
  Prepaid expenses and other current assets                   117,386
                                                           ----------
      Total current assets                                    234,629
                                                           ----------

Property and equipment, at cost, net of
  accumulated depreciation of $ 613,103                       171,747
                                                           ----------

Other assets                                                   43,674
                                                           ----------
                                                           $  450,050
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                             $   92,475
  Current portion of long-term debt                            30,358
  Accounts payable                                             38,348
  Accrued expenses                                             71,443
  Accrued salaries - officers                                 176,178
  Deferred revenue                                            580,188
  Shareholder advances                                        271,784
                                                           ----------
      Total current liabilities                             1,260,774

Long-term debt                                                 19,348
                                                           ----------

Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,119,876 shares issue and outstanding        181,999
  Additional paid-in capital                                3,844,353
  Unearned services                                           (87,500)
  Accumulated deficit                                      (4,768,924)
                                                           ----------
                                                             (830,072)
                                                           ----------
                                                           $  450,050
                                                           ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
    For The Three Months and Six Months Ended June 30, 2005 and 2004
                             (Unaudited)

                                             Three Months               Six Months
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Sales                                  $  562,058   $  528,192   $  782,733   $  721,617
Cost of sales and services                303,809      275,100      448,103      381,066
                                       ----------   ----------   ----------   ----------
Gross profit                              258,249      253,092      334,630      340,551
                                       ----------   ----------   ----------   ----------

 Non cash stock compensation                    -       68,500       12,000       68,500
 General and administrative expenses      230,771      304,590      503,150      578,077
                                       ----------   ----------   ----------   ----------
                                          230,771      373,090      515,150      646,577
                                       ----------   ----------   ----------   ----------

Income (Loss) from operations              27,478     (119,998)    (180,520)    (306,026)

Other income and (expense):
 Other income                                   -        4,500          404        4,500
 Interest expense                          (4,997)      (5,914)     (11,170)     (14,352)
                                       ----------   ----------   ----------   ----------
                                           (4,997)      (1,414)     (10,766)      (9,852)
                                       ----------   ----------   ----------   ----------

(Loss) before taxes                        22,481     (121,412)    (191,286)    (315,878)
Income taxes                                    -            -            -            -
                                       ----------   ----------   ----------   ----------

  Net (loss)                           $   22,481   $ (121,412)  $ (191,286)  $ (315,878)
                                       ==========   ==========   ==========   ==========


Per share information:

Basic and diluted (loss) per share     $     0.00   $    (0.01)  $    (0.01)  $    (0.02)
                                       ==========   ==========   ==========   ==========

Weighted average shares outstanding    18,196,876   18,196,876   18,196,876   17,896,891
                                       ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
    For The Three Months and Six Months Ended June 30, 2005 and 2004
                             (Unaudited)

                                                 2005         2004
                                              ----------   ----------
 Net cash provided by (used in)
  operating activities                        $ (104,189)  $  162,328
                                              ----------   ----------
Cash flows from investing activities:
   Acquisition of plant and equipment             (8,946)      (6,684)
                                              ----------   ----------
  Net cash (used in) investing activities         (8,946)      (6,684)
                                              ----------   ----------

Cash flows from financing activities:
   Repayment of officer advance                  (35,000)     (55,000)
   Repayment of notes payable                     (7,525)     (65,000)
   Repayment of long-term debt                   (17,258)     (15,507)
                                              ----------   ----------
  Net cash (used in) financing activities        (59,783)    (135,507)
                                              ----------   ----------

Increase (Decrease) in cash                     (172,918)      20,137
                                              ----------   ----------

Cash and cash equivalents, beginning of period   263,200      375,541
                                              ----------   ----------

Cash and cash equivalents, end of period      $   90,282   $  395,678
                                              ==========   ==========





See accompanying notes to financial statements.

                    DALE JARRETT RACING ADVENTURE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2005
                                (UNAUDITED)


(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and Item 310(b) of Regulation S-
B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the six months ended December 31, 2004, and the year ended June 30, 2004, including notes thereto included in the Company's Form 10-KSB.


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


(4)  Stockholders' (Deficit)

During the six months ended June 30, 2005, the Company issued 45,000 shares of common stock for services rendered with a fair value of $12,000.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2005, the Company incurred net losses of $4,768,924 and has working capital and stockholder deficits of $1,026,145 and $830,072 at June 30, 2005.
The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.
The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or attain materially profitable operations may result in the Company depleting its available funds and not being able pay its obligations.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Corporation's products are dependent on, among other things, general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation's competitors and prolonged recessionary periods.

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

Presently, the Corporation's revenue comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of offering proceeds,
if any, necessary to continue operations.   The board of directors has
no immediate offering plans in place. The board of directors shall determine the amount and type of offering as the Corporation's financial situation dictates.

The Corporation had cash and cash equivalents at June 30, 2005 of
$90,282 compared to $263,200 at December 31, 2004.   The decrease in
cash and cash equivalents at June 30, 2005 compared to December 31, 2004 was due principally to the net loss for the period and the repayment of related party notes and other debt.

For the six months ended June 30, 2005, the Corporation acquired plant and equipment of $8,946 resulting in net cash used in investing activities of $8,946.

For the six months ended June 30, 2004, the Corporation acquired plant and equipment of $6,684 resulting in net cash used in investing activities of $6,684.

The Corporation was able to repay some its outstanding debt.   For the
six months ended June 30, 2005, the Corporation repaid an officer advance of $35,000 compared to a $55,000 repayment for the six months ended June 30, 2004. Additionally, the Corporation repaid notes payable of $7,525 and repaid long-term debt of $17,258 compared to $65,000 and $15,507, respectively for the six months ended June 30,
2004.   As a result, the Corporation had net cash used in financing activities of $59,783 for the six months ended June 30, 2005 compared to $135,507 for the six months ended June 30, 2004.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended June 30, 2005, the Corporation had sales of $562,058 with cost of sales of $303,809 for a gross profit of $258,249.

For the three months ended June 30, 2005, the Corporation had general and administrative expenses of $230,771 and non cash stock compensation of $0.00 compared to $304,590 and $68,500, respectively for the same
period in 2004.   The amount of general and administrative expenses
decreased for the three months ended June 30, 2005 compared to the same period in 2004 due mainly to the Corporation's program to reduce
expenses.   This program resulted in the decrease in a few employees,
cancellation of cable television, obtainment of reduced rates at our credit card processing company, cancellation of mat rental for garage, cancellation of dry cleaning of mechanic's uniforms, reduced cell phone usage and a decrease in our travel rates for part-time employees.
These expenses include those necessary to conduct operations.

For the six months ended June 30, 2005, the Corporation had sales of $782,733 with cost of sales of $448,103 for a gross profit of $334,630.

For the six months ended June 30, 2005, the Corporation had general and administrative expenses of $503,150 and non cash stock compensation of $12,000 compared to $578,077 and $68,500, respectively for the same
period in 2004.    The amount of general and administrative expenses
decreased for the six months ended June 30, 2005 compared to the same period in 2004 due mainly to due our expense reduction program
described in the prior paragraph.   These expenses include those
necessary to conduct operations.

Plan of Operation. The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation's stage, many of which are beyond the Corporation's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The Corporation is not delinquent in any of its obligations even though the Corporation has generated limited operating revenues. The
Corporation intends to market its products and services utilizing current revenues and cash made available from the private sale of its securities, if any.

The Corporation's management is of the opinion that its revenues and the proceeds of the sales of its securities, if any, will be sufficient to pay its expenses for the next twelve months.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the six months ended June 30, 2005, the Corporation
issued 32,000 shares of common stock for services rendered
aggregating $12,000.   These issuances were made to
sophisticated investors pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  August 16, 2005

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director