Form 10QSB
period 2005-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2005-11-21
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2005

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2005: Common Stock - 18,999,876

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2005(unaudited)
Statements of Operations for the
   Three months and
   Nine months ended
   September 30, 2005 and 2004
   (unaudited)
Statements of Cash Flows for the
   Nine months ended September 30, 2005
   and 2004 (unaudited)
Notes to financial statements

                   Dale Jarrett Racing Adventure, Inc.
                              Balance Sheet
                           September 30, 2005
                               (Unaudited)

              ASSETS

Current assets:
  Cash                                                     $    1,003
  Inventory                                                    10,995
  Prepaid expenses and other current assets                   111,743
                                                           ----------
      Total current assets                                    123,741
                                                           ----------

Property and equipment, at cost, net of accumulated
 depreciation of $630,368                                     154,482
                                                           ----------
Other assets                                                   43,674
                                                           ----------
                                                           $  321,897
                                                           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                             $   93,000
  Current portion of long-term debt                            26,434
  Accounts payable                                             92,785
  Accrued expenses                                             58,475
  Accrued salaries - officers                                 177,178
  Deferred revenue                                            436,807
  Shareholder advances                                        275,474
                                                           ----------
      Total current liabilities                             1,160,153
                                                           ----------

Long-term debt                                                 14,460
                                                           ----------

Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,999,876 shares issue and outstanding        189,999
  Additional paid-in capital                                3,926,753
  Unearned services                                           (81,250)
  Accumulated (deficit)                                    (4,888,218)
                                                           ----------
                                                             (852,716)
                                                           ----------
                                                           $  321,897
                                                           ==========



See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Operations
 For The Three Months and Nine Months Ended September 30, 2005 and 2004
                               (Unaudited)

                                             Three Months              Nine Months
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Sales                                  $  470,657   $  568,238   $1,253,390   $1,289,855
Cost of sales and services                274,656      250,884      722,759      631,950
                                       ----------   ----------   ----------   ----------
Gross profit                              196,001      317,354      530,631      657,905
                                       ----------   ----------   ----------   ----------

  Non cash stock compensation              90,400       14,300      102,400       82,800
  General and administrative expenses     227,011      281,655      730,161      859,732
                                       ----------   ----------   ----------   ----------
                                          317,411      295,955      832,561      942,532
                                       ----------   ----------   ----------   ----------
Income (loss) from operations            (121,410)      21,399     (301,930)    (284,627)

Other income and (expense):
  Other income                                  -            -          404        4,500
  Interest expense                         (8,029)      (5,699)     (19,199)     (20,051)
                                       ----------   ----------   ----------   ----------
                                           (8,029)      (5,699)     (18,795)     (15,551)
                                       ----------   ----------   ----------   ----------

(Loss) before taxes                      (129,439)      15,700     (320,725)    (300,178)
Income taxes                                    -            -            -            -
                                       ----------   ----------   ----------   ----------

  Net income (loss)                    $ (129,439)  $   15,700   $ (320,725)  $ (300,178)
                                       ==========   ==========   ==========   ==========


Per share information:

Basic and diluted income (loss)
 per share                             $    (0.01)  $     0.00   $    (0.02)  $    (0.02)
                                       ==========   ==========   ==========   ==========
Weighted average shares outstanding    18,466,543   17,716,042   18,288,765   17,786,042
                                       ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Cash Flows
          For the Nine Months Ended September 30, 2005 and 2004
                               (Unaudited)

                                                 2005         2004
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                   $ (185,181)  $   34,301
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment              (8,946)     (40,897)
                                              ----------   ----------
Net cash (used in) investing activities           (8,946)     (40,897)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of officer advance                   (35,000)     (70,000)
  Repayment of notes payable                      (7,000)     (70,000)
  Repayment of long-term debt                    (26,070)     (23,715)
                                              ----------   ----------
Net cash (used in) financing activities          (68,070)    (163,715)
                                              ----------   ----------

(Decrease) in cash                              (262,197)    (170,311)
                                              ----------   ----------

Cash and cash equivalents, beginning of period   263,200      375,541
                                              ----------   ----------
Cash and cash equivalents, end of period      $    1,003   $  205,230
                                              ==========   ==========





See accompanying notes to financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMEBER 30, 2005
                              (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the six months ended December 31, 2004, and the year ended June 30, 2004, including notes thereto included in the Company?s Form 10-KSB.


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


(3)  Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company?s logo.


(4)  Stockholders? (Deficit)

During the nine months ended September 31, 2005, the Company issued 800,000 shares of common stock for services rendered aggregating
$102,400.

(5)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2005, the Company incurred net losses of $4,888,218 and has working capital and stockholder deficits of $1,036,412 and $852,716 at September 30, 2005.

The Company?s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company?s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Corporation's products are dependent on, among other things, general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation?s competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation?s short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation?s products as well as the private sale of the Corporation?s stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Corporation?s continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation?s financial statements.

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

Presently, the Corporation?s revenue comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of offering proceeds,
if any, necessary to continue operations.   The board of directors has
no immediate offering plans in place. The board of directors shall determine the amount and type of offering as the Corporation's financial situation dictates.

The Corporation had cash and cash equivalents at September 30, 2005 of
$1,003 compared to $263,200 at December 31, 2004.   The decrease in
cash and cash equivalents at September 30, 2005 compared to December 31, 2004 was due principally to the net loss for the period and the repayment of related party notes and other debt.

For the nine months ended September 30, 2005, the Corporation acquired plant and equipment of $8,946 resulting in net cash used in investing activities of $8,946.

For the nine months ended September 30, 2004, the Corporation acquired plant and equipment of $40,897 resulting in net cash used in investing activities of $40,897.

The Corporation was able to repay some of its outstanding debt.   For
the nine months ended September 30, 2005, the Corporation repaid an officer advance of $35,000 compared to a $70,000 repayment for the nine months ended September 30, 2004. Additionally, the Corporation repaid notes payable of $7,000 and repaid long-term debt of $26,070 compared to $70,000 and $23,715, respectively for the nine months ended September 30, 2004. As a result, the Corporation had net cash used in financing activities of $68,070 for the nine months ended September 30, 2005 compared to $163,715 for the nine months ended September 30, 2004.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended September 30, 2005, the Corporation had sales of $470,657 with cost of sales of $274,656 for a gross profit of $196,001. Comparatively, for the three months ended September 30, 2004, the Corporation had sales of $568,238 with cost of sales of $250,884 for a gross profit of $317,354.

For the three months ended September 30, 2005, the Corporation had general and administrative expenses of $227,011 and non cash stock compensation of $90,400 compared to $281,655 and $14,300, respectively
for the same period in 2004.   The amount of general and administrative
expenses decreased for the three months ended September 30, 2005 compared to the same period in 2004 due mainly to the Corporation?s
program to reduce expenses.   This program resulted in the decrease in
a few employees, cancellation of cable television, obtainment of reduced rates at our credit card processing company, cancellation of mat rental for garage, cancellation of dry cleaning of mechanic?s uniforms, reduced cell phone usage and a decrease in our travel rates
for part-time employees.   These expenses include those necessary to
conduct operations.

For the nine months ended September 30, 2005, the Corporation had sales of $1,253,390 with cost of sales of $722,759 for a gross profit of
$530,631.   Comparatively, for the nine months ended September 30,
2005, the Corporation had sales of $1,289,855 with cost of sales of $631,950 for a gross profit of $657,905.

For the nine months ended September 30, 2005, the Corporation had general and administrative expenses of $730,161 and non cash stock compensation of $102,400 compared to $859,732 and $82,800, respectively for the same period in 2004. The amount of general and administrative expenses decreased for the nine months ended September 30, 2005 compared to the same period in 2004 due mainly to due our expense
reduction program described in the prior paragraph.   These expenses
include those necessary to conduct operations.

Plan of Operation. The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation?s stage, many of which are beyond the Corporation?s control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the nine months ended September 31, 2005, the Company issued 800,000 shares of common stock for services rendered
aggregating $102,400.   These issuances were made to
sophisticated investors pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  November 21, 2005

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director