Form 10KSB
period 2005-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2006-04-17
CIK 1094032

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2005
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:       000-27251

    DALE JARRETT RACING ADVENTURE, INC.
     (Exact name of Small Business Issuer in its charter)



FLORIDA                         59-3564984
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

120A N. Main Avenue
Newton, North Carolina                28658
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (888) 467-2231


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

The Corporation's revenues for its most recent fiscal year were $1,785,356. As of December 31, 2005, the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $3,992,693.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2005 was 18,999,876 shares of its $.01 par value common stock.

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

The Corporation completed its first driving classes in Rockingham, NC July of 1999. Since July 4th, 1999 the Corporation has run classes at over forty NASCAR tracks.

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

Products and Services. The Corporation offers five(5) types of ride or drive programs for individuals and corporations. The "Qualifier" is a three(3) lap ride with a professional driver which lasts about five(5) minutes, depending on the length of the track. The "Season Opener" is a half day training class culminating in the student driving for ten(10) laps. The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving twenty(20) or thirty(30) laps respectively. The ?Advanced Stock Car Adventure? is a full day sixty (60) lap class.

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

The Corporation has purchased fifteen (15) stock cars at an approximate
price of $50,000 per car.   Parts will be nominal due to the lack of
any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs will be approximately $20,000 per month at each active ?hub?. The Corporation owns a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4000 per day.

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

Promotional and Licensing Agreements. In December 1998, the Corporation entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre (individually, the ?Licensor?) whereby these individuals have granted the Corporation the use of their names and likeliness in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or
television commercials as set out in each agreement.   Ned Jarrett is
the father of Dale Jarrett and Glenn Jarrett.   Dale Jarrett is the
father of Jason Jarrett.

Pursuant to these agreements, the Corporation has issued an aggregate of 5,500,000 Common Shares of the Corporation. The term of each agreement is Ten (10) years unless sooner terminated by the occurrence of any of the following:

(a) a material breach by the Corporation of the agreement which breach has not been satisfied within thirty (30) days of receipt of written notice from the Licensor;

(b) upon receipt of written notice from the Licensor if, as a result of (i) any act or omission of the Corporation, (ii) any claim or charge against the Corporation or (iii) any other occurrence or circumstances involving the Corporation, the continued association of Licensor with the Corporation would be detrimental to the value of the Licensed Material or to Licensor?s image or reputation;

(c) the failure of the Corporation to continually operate and manage the business according to the policies, practices and standards agreed to by the parties;

(d) the failure of the Corporation to comply with any laws and regulations, the consequences of which are material adverse to the Corporation.

The unearned services under the contracts aggregate $75,000 at December 31, 2005. As of December 31, 2004, the Corporation determined that certain of the service contracts no longer would provide continuing contributions to the Corporation?s operations. The impairment amounted to $272,224 for the six months ended December 31, 2004.

During the term of the agreements, the Licensor agreed not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the Corporation?s business of owning and managing driving schools.

The Corporation has also agreed not to issue any additional common shares in the Corporation?s stock to insiders, directors without the Licensor?s approval. Additionally, any and all future financings will be offered to the Licensor prior to being offered to third parties. On June 2, 2003, the Company?s Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2005 and the aggregate amount of debt subject to exchange was $279,164 at December 31, 2005. If all of the debt as of December 31, 2004, were converted, the Company would be required to issue an additional 1,994,029 shares.

Competition. The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There is one well-established market leader (Richard Petty Driving Experience) that is nationally recognized and which possess substantially greater financial, marketing personnel and other resources than the Corporation. There are also a small number of local or regional schools. Virtual reality driving experiences are also becoming more and more realistic and therefore a
growing competitor.   It is also likely that other competitors will
emerge in the near future. There is no assurance that the Corporation will compete successfully with other established driving schools. The Corporation shall compete on the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees. The Corporation employs seven full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of the Corporation?s marketing plan. Each active location has up to 25 employees including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.

Additional employees and/or independent contractors will be obtained as required.

Seasonal Nature of Business Activities. The Corporation's operations have shown to be seasonal partly because some track locations may only operate on certain days or certain times of the year. Primarily, this is due to the weather. It is the Corporation?s plans to run more tracks in the south during the winter. The Corporation expects a steady revenue stream throughout the year.

Government Regulation. The Corporation does not currently need any government approval of our services. The Corporation is not aware of any existing or probable governmental regulations on our business or industry. The Corporation is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker?s compensation and property and casualty insurance.


ITEM 2.  PROPERTIES.

The Corporation's executive offices which consists of 1,500 square feet are located at 120A North Main Avenue, Newton, North Carolina 28658. The Corporation?s garage which consists of 7,500 square feet is located at 2615 West Jefferson Street, Anniston, Alabama 36201. These facilities are leased on a month to month basis for a combined rent of $2,800 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             3/31/03                     .35                   .35
             6/30/03                     .45                   .45
             9/30/03                     .35                   .35
            12/31/03                     .30                   .30
             3/31/04                     .36                   .36
             6/30/04                     .22                   .22
             9/30/04                     .20                   .20
            12/31/04                     .23                   .23
             3/31/05                     .28                   .28
             6/30/05                     .20                   .17
             9/30/05                     .18                   .18
            12/31/05                     .30                   .23

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2006, the number of holders of Corporation's common stock is 244.

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

The Corporation currently has classes planned through December 2006.

Capital and Source of Liquidity. The Corporation currently has no material commitments for capital expenditures. The Corporation has no plans for future capital expenditures such as additional race cars at this time.

The Corporation believes that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

Presently, the Corporation?s revenue comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as the Corporation's financial situation dictates.

For the year ended December 31, 2005, the Corporation acquired plant and equipment of $5,736 resulting in net cash used in investing activities of $5,736.

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

At December 31, 2005, the Corporation had the following options outstanding, all of which are exercisable.

   Exercise price:  $0.14
     Outstanding:  3,449,654
     Remaining Exercise Period:  1.5 years

   Exercise price:  $0.15
     Outstanding:  3,500,000
     Remaining Exercise period:  3.8 years

For the year ended December 31, 2005, the Corporation reduced its outstanding debt by repaying shareholder advances of $35,000, notes payable of $7,000 and long-term debt of $35,011. However, during that same period, the Corporation received from proceeds from an unsecured note payable to a bank in the amount of $25,000 bearing interest at 4.5 percent per annum due on February 6, 2006. As of December 31, 2005, the balance was $118,000.

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

On June 2, 2003, the Corporation?s board of directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2005 and the aggregate amount of debt subject to exchange was $279,164 at December 31, 2005. If all of the debt as of December 31, 2004, were converted, the Company would be required to issue an additional 1,994,029 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the year ended December 31, 2005, the Corporation had sales of $1,785,356 with cost of sales of $896,479 for a gross profit of $888,877.

For the year ended December 31, 2005, the Corporation had general and administrative expenses of $1,067,896 and non-cash stock compensation of $118,400. The percentage of general and administrative expenses to revenues for the year ended December 31, 2005 increased slightly to 66% from 65% for the six months ended December, 2004 due to management's ongoing effort to maintain and/or reduce these types of expenses.

During the year ended December 31, 2005, the Corporation issued an aggregate of 848,000 common shares for services valued at $102,400 and agreed to issue 100,000 common shares valued at $16,000. Additionally, the Corporation agreed to issue 100,000 common shares for prepaid rent valued at $16,000.

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

Our ability to continue as a going concern is contingent upon our ability to increase revenues, increase ownership equity and attain profitable operations. In addition, the Corporation's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Corporation operates.

The Corporation is not currently pursuing financing for its operations. The Corporation is seeking to expand its revenue base. Failure to expand its revenue base may result in the Corporation depleting its available funds and not being able pay its obligations.

Critical Accounting Policies

     Revenue Recognition

In general, the Corporation records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Corporation:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Corporation?s historical return experience, however sales returns have not been significant due to the nature of the services provided by the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Timothy B. Shannon, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2005 (the evaluation date).

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 44        President, Director            Inception to Present
                               Chief Executive Officer
                                                                     June 13, 2002
to September 1, 2004
                                 Chief Financial Officer       June 1, 2005 to present

Brian C. Rosenbloom, age 45        Director                      Inception to Present


Glenn Jarrett, age 54             Vice President                  Inception to Present
                                   Director

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and
Chief Executive Officer of the Corporation since its inception in 1998.
Mr. Shannon became Chief Financial Officer in June 2005.   Mr. Shannon
spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida?s Engineering College with a degree in Computer Science. From 1990 until 1994 Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL. In 1995, he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a Director of Dale Jarret Racing Adventure, Inc.

Brian C. Rosenbloom.   Mr. Rosenbloom was Secretary/Treasurer, Vice
President, Chief Financial Officer until his resignation on June 13, 2002 for personal reasons and has been a Director of the Corporation
since its inception.   Mr. Rosenbloom has been in the finance industry
for over twenty years. Mr. Rosenbloom graduated from the University of Albany in 1982 with a Bachelor?s Degree in Business. He also worked as an investment advisor with Great Western Financial and co-founded Shannon/Rosenbloom Marketing with Tim Shannon in 1995.

Glenn Jarrett. Mr. Jarrett has been a Director of the Corporation since its inception. Mr. Jarrett works as an auto racing announcer and consultant. Mr. Jarrett has been a senior motorsports announcer for TNN since 1991. He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the ?World of Racing?
radio program on MRN radio which airs weekdays.   Mr. Jarrett has an
extensive background in auto racing.   He drove in the NASCAR Busch
Series from 1982 to 1988 and ran a total of eighteen (18) NASCAR
Winston Cup Races from 1977 to 1983.   Mr. Jarrett is the acting
consultant and marketing coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions. Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2003     $60,000       -         -         -      -      -               -
       prior fiscal year 2004     $60,000       -         -         -      -      -               -
                         2004     $30,000       -         -         -     (1)     -               -
                         2005     $60,000       -         -         -      -      -               -

Glenn Jarrett            2003       -           -         -         -      -      -               -
COO    prior fiscal year 2004       -           -         -         -     (1)     -               -
                         2004       -           -         -         -      -      -               -
                         2005       -           -         -         -      -      -               -

(1)For the six months ended December 31, 2004, the Corporation awarded Timothy Shannon 2,000,000 stock options at an exercise price of $.15 and Glenn Jarrett 1,000,000 stock options at an exercise price of $.15.

The Corporation retains the right to increase or decrease the cash compensation of its employees as necessitated by business conditions. At December 31, 2005, the Corporation had accrued salary for Timothy Shannon aggregating $167,285.

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

On June 2, 2003, the Corporation?s Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.30 as of December 31, 2005 and no debt was converted as of December 31, 2004. The aggregate amount of debt subject to exchange was $299,154 at December 31, 2005. If all of the debt as of December 31, 2004 were converted, the Corporation would be required to issue an additional 2,136,814 shares.

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

              Shareholdings at March 31, 2006

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  2,000,000                10.53%
1197 Fox Chase Drive
Newton, NC 28658

Brian Rosenbloom                 2,190,900                11.53%
9632 Maywood Drive
Windermere, FL 34786

Glenn Jarrett                    1,000,000                5.26%
3182 9th Tee Drive
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           5,690,900               29.95%

Dale Jarrett                     1,500,000                7.89%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                 7.89%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      2,000,000                10.53%
3182 9th Tee Drive
Newton, NC 28658

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

Dale Jarrett Racing made $35,000 and $47,715 of cash repayments of officer advances during the year ended December 31, 2005 and the six months ended December 31, 2004. The aggregate balance of all advances amounted to $279,164 including accrued interest at December 31, 2005. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $15,010 and $8,735 for the year ended December 31, 2005 and the six months ended December 31, 2004.

At December 31, 2005, Dale Jarrett Racing had accrued salary for Timothy
B. Shannon, its officer aggregating $167,285. The officer is due $60,000 per year in annual salary.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm          17
Balance Sheet                                                    18
Statements of Operations                                         19
Statement of Changes in Stockholders' (Deficit)                  20
Statements of Cash Flows                                         22
Notes to Financial Statements                                    24

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. as of December 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended December 31, 2005, and the six months ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2005, and the results of its operations, and its cash flows for the year ended December 31, 2005 and the six months ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company?s ability to continue as a going concern. Management?s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein & Co., LLP


Denver, Colorado
April 13, 2006

                   Dale Jarrett Racing Adventure, Inc.
                              Balance Sheet
                            December 31, 2005

                   ASSETS

Current assets:
  Cash                                                     $  313,576
  Inventory                                                     8,995
  Prepaid expenses and other current assets                   117,702
                                                           ----------
    Total current assets                                      440,273
                                                           ----------

Property and equipment, at cost, net of accumulated
 depreciation of $649,287                                     176,027
                                                           ----------

                                                           $  616,300
                                                           ==========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable to bank                                     $  118,000
  Current portion of long-term debt                            22,426
  Accounts payable                                             90,916
  Accrued expenses                                             69,749
  Accrued salaries - officers                                 167,285
  Deferred revenue                                            691,909
  Shareholder advances                                        279,164
                                                           ----------
    Total current liabilities                               1,439,449
                                                           ----------

Long-term debt                                                  9,527
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,999,876 shares issue and outstanding        189,999
  Additional paid-in capital                                3,958,753
  Unearned services                                           (91,000)
  Accumulated (deficit)                                    (4,890,428)
                                                           ----------
                                                             (832,676)
                                                           ----------
                                                           $  616,300
                                                           ==========


See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Operations
                For The Year Ended December 31, 2005 and
                   the Six Months Ended December 31, 2004

                                                 2005         2004
                                              ----------   ----------
Sales                                         $1,785,356   $1,200,793
Cost of sales and services                       896,479      465,732
                                              ----------   ----------
Gross profit                                     888,877      735,061
                                              ----------   ----------

 Non cash stock compensation                     118,400       74,425
 General and administrative expenses           1,067,896      700,064
                                              ----------   ----------
                                               1,186,296      774,489

(Loss) from operations                          (297,419)     (39,428)

Other income and (expense):
 Loss on disposal of equipment                         -      (30,177)
 Impairment of intangible assets                       -     (272,224)
Interest expense - shareholders                  (15,010)      (8,735)
 Interest expense                                (10,507)      (3,175)
                                              ----------   ----------
(Loss) before taxes                             (322,936)    (353,739)
Income taxes                                           -            -
                                              ----------   ----------

  Net (loss)                                  $ (322,936)  $ (353,739)
                                              ==========   ==========

Per share information:

Basic and diluted (loss) per share            $    (0.02)  $    (0.02)
                                              ==========   ==========
Weighted average shares outstanding           18,288,765   18,134,709
                                              ==========   ==========





See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                  Statement of Stockholders' (Deficit)
                 For the Six Months Ended December 31, 2004
                    and Year Ended December 31, 2005

                                         Common Stock          Additional
                                         ------------           Paid-in
                                      Shares       Amount       Capital
                                    ----------   ----------   ----------
Balance June 30, 2005               18,052,709   $  180,527   $3,759,400

Shares issued for services              99,167          992       18,433
Amortization of unearned services            -            -            -
Impairment of intangible assets              -            -            -
Fair market value of options granted         -            -       55,000

Net loss for the year ended
 December 31, 2004                           -            -            -
                                    ----------   ----------   ----------
Balance December 31, 2004           18,151,876      181,519    3,832,833

Shares issued for services             848,000        8,480       93,920
Shares issued for prepaid rent               -            -       16,000
Shares subscribed for services               -            -       16,000
Amortization of unearned services            -            -            -
Net loss for the year ended
 December 31, 2005                           -            -            -
                                    ----------   ----------   ----------
Balance December 31, 2005           18,999,876   $  189,999   $3,958,753
                                    ==========   ==========   ==========





                   Dale Jarrett Racing Adventure, Inc.
(CONTINUED)       Statement of Stockholders' (Deficit)
                For the Six Months Ended December 31, 2004
                     and Year Ended December 31, 2005

                                     Unearned   Accumulated
                                     Services     (Deficit)       Total
                                    ----------   ----------   ----------
Balance June 30, 2004                (412,502)  $(4,213,753)  $ (686,328)

Shares issued for services                   -            -       19,425
Amortization of unearned services       40,278            -       40,278
Impairment of intangible assets        272,224            -      272,224
Fair market value of options granted         -            -            -
Net loss for the year ended                  -            -            -
  December 31, 2004                          -     (353,739)    (353,739)
                                    ----------   ----------   ----------
Balance December 31, 2004             (100,000)  (4,567,492)    (653,140)

Shares issued for services                   -            -      102,400
Shares issued for prepaid rent               -            -            -
Shares subscribed for services          16,000            -       16,000
Amortization of unearned services       25,000            -       25,000
Net loss for the year ended
  December 31, 2005                          -     (322,936)    (322,936)
                                    ----------   ----------   ----------
Balance December 31, 2005           $  (91,000) $(4,890,428)    (832,676)
                                    ==========   ==========   ==========




See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Cash Flows
                  For The Year Ended December 31, 2005
                  and Six Months Ended December 31, 2004

                                                              2005         2004
                                                           ----------   ----------
Net (loss)                                                 $ (322,936)  $ (353,739)
 Adjustments to reconcile net (loss) to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                95,716       84,514
  Common stock issued for services and prepaid rent           134,400       74,425
  Common stock issued for unearned services                   (16,000)           -
  Interest added to shareholder advances                       15,010        8,735
  Loss on the disposition of equipment                              -       30,177
  Impairment of intangible assets                                   -      272,224
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                  44,220       (44,220)
  (Increase) decrease in inventory                               223        (2,965)
  (Increase) decrease in prepaid expenses                     (13,953)     (14,589)
  (Increase) decrease in other current assets                   1,359            -
  Increase (decrease) in deferred revenue                     196,346     (232,357)
  Increase (decrease) in accrued salaries-officer             (16,500)           -
  Increase in accounts payable and accrued expenses            (9,762)      45,631
                                                           ----------   ----------
    Total adjustments                                         431,059      227,505
                                                           ----------   ----------
Net cash provided by (used in) operating activities           108,123     (126,234)
                                                           ----------   ----------

Cash flows from investing activities:
  Increase in other assets                                          -      (38,953)
  Acquisition of plant and equipment                           (5,736)     (39,801)
                                                           ----------   ----------
Net cash (used in) investing activities                        (5,736)     (78,754)
                                                           ----------   ----------

Cash flows from financing activities:
  Repayment of shareholder advance                            (35,000)     (47,715)
  Advance on note payable                                      25,000      100,000
  Repayment of notes payable                                   (7,000)      (5,000)
  Repayment of long-term debt                                 (35,011)     (16,775)
                                                           ----------   ----------
Net cash provided by (used in) financing activities           (52,011)      30,510

Increase (decrease) in cash and cash equivalents               50,376     (174,478)
Cash and cash equivalents, beginning                          263,200      437,678
                                                           ----------   ----------
Cash and cash equivalents, ending                          $  313,576   $  263,200
                                                           ==========   ==========





                   Dale Jarrett Racing Adventure, Inc.
(CONTINUED)             Statements of Cash Flows
                   For The Year Ended December 31, 2005
                and the Six Months Ended December 31, 2004

                                                         December 31, December 31,
                                                              2005         2004
                                                           ----------   ----------
Supplemental cash flow information:
  Cash paid for interest                                   $   10,507   $   14,410
                                                           ==========   ==========
  Cash paid for income taxes                               $        -   $        -
                                                           ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2005

Note 1. Organization and Significant Accounting Policies.

The Company was incorporated in Florida on November 24, 1998. The Company offers the ?NASCAR? driving experience to the public. The Company owns several ?NASCAR? type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year. Subsequent to its last fiscal year ended June 30, 2004, the Company changed its year end to December 31.

Reclassifications

Certain amounts in the prior year?s financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company?s historical return experience, however sales returns have not been significant due to the nature of the services provided by the Company.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $691,909 at December 31, 2005.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at a single financial institution aggregated $278,026 at December 31, 2005.

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

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the year ended December 31, 2005, or the six months ended December 31, 2004 except as discussed in Note 4.

Estimates

The preparation of the Company?s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $177,769 and $147,064 for the year ended December 31, 2005, and the six months ended December 31, 2004.

Fair value of financial instruments

The Company?s short-term financial instruments consist of cash, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of the Company?s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Statement of Financial Accounting Standard (?SFAS?) 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 ?Accounting for Income Taxes? for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

New pronouncements

SFAS 155 ? ?Accounting for Certain Hybrid Financial Instruments?an amendment of FASB Statements No. 133 and 140?

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, ?Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.?

This Statement:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives e Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that are held at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 ? ?Accounting for Servicing of Financial Assets?an amendment of FASB Statement No. 140?

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity?s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company?s financial statements.

Note 2. Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2005, and the six months ended December 31, 2004, the Company incurred net losses of $322,936 and $353,739 and has working capital and stockholder deficits of $999,176 and $832,676 at December 31, 2005.

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

Note 3.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at December 31, 2005:

Office furniture an equipment       $   34,517
Shop and track equipment                78,380
Race vehicles                          546,071
Vehicles ? other                       166,346
                                    ----------
                                       825,314
Less accumulated depreciation         (649,287)
                                    ----------
                                    $  176,027
                                    ==========

Depreciation charged to operations was $70,716 and $44,236 for the year ended December 31, 2005, and the six months ended December 31, 2004.

Note 4. Stockholders? (Deficit)

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the ?safe harbor? exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company?s financial position and results of operations.

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

The unearned services under the contracts aggregate $75,000 at December 31, 2005, and are classified as a reduction of stockholders? equity. Services charged to expense during the year ended December 31, 2005, and the six months ended December 31, 2004, amounted to $25,000 and $40,278. The services will be charged to expense ratably over the remaining terms of the contracts. As of December 31, 2004, the Company determined that certain of the service contracts no longer would provide continuing contributions to the Company?s operations. The impairment amounted to $272,224 for the six months ended December 31, 2004.

On June 2, 2003, the Company?s Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share the fair value of the shares on that date. The fair value of the stock subject to the exchange price was $.30 as of December 31, 2005 and the aggregate amount of debt subject to exchange was $279,144 at December 31, 2005. If all of the debt as of December 31, 2005, were converted, the Company would be required to issue an additional 1,994,029 shares.

During the six months ended December 31, 2004, the Company issued 99,167 shares of common stock for services valued at $19,425. The value assigned to the shares issued was based upon the trading value of the Company?s common stock at the date the shares were authorized by the Company?s Board of Directors.

During the year ended December 31, 2005, the Company issued an aggregate of 848,000 shares of common stock for services valued at their fair market value of $102,400 and agreed to issue 100,000 shares of common stock valued at their fair market value of $16,000. The value of these shares has been charged to operations during the year. In addition, the Company agreed to issue 100,000 shares of common stock for prepaid rent valued at its fair market value of $16,000 which has been recorded as unearned services at December 31, 2005.

On October 22, 2004, the Company?s Board of Directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 shares of restricted common shares at an exercise price of $.15 per share for a period of 5 years.

The weighted average fair value at the date of grant for options granted during 2004 as described above was $.11 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Market value                  $.15
Exercise price                $.15
Expected life in years           5
Interest rate                    3%
Volatility                     101%
Dividend yield                   0%

The fair value of the 500,000 options issued to the consultant of $55,000 has been charged to operations during the six months ended December 31, 2004.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below for the six months ended December 31, 2004:

Net loss)
  As reported                 $(353,739)
  Pro forma                   $(683,739)

(Loss) per share ? basic and fully diluted
  As reported                  $(0.02)
  Pro forma                    $(0.04)

The following table summarizes the stock option activity:

                                    Stock          Weighted-average
                                   Options         Price per Share
                                   -------         ---------------
Outstanding at June 30, 2003      3,936,664              $0.14
Granted                           3,500,000              $0.15
Expired                            (487,101)             $0.14
Outstanding December 31, 2004     6,949,654              $0.15
Granted                                   -
Expired                                   -
                                  ---------
Outstanding at December 31, 2005  6,949,654              $0.15
                                  =========

At December 31, 2005, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.14; Outstanding: 3,449,654; Contractual life: 1.5 years
Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 3.8 years

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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2005 of approximately $4,000,000 that will expire through 2025. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 1,400,000
 Less valuation allowance                      (1,400,000)
                                                ---------
Net deferred tax asset                        $         -
                                                =========

During the year ended December 31, 2005, and the six months ended
December 31, 2004, the valuation allowance for deferred tax assets increased by approximately $70,000 and $100,000.

Note 6. Notes Payable and Long-term Debt

The Company has four vehicle purchase contracts outstanding at December 31, 2005, having an outstanding balance at that date of $31,953. The loans are due in monthly installments of $2,919 including interest at from 1.9% to 9% through July 2007. Four support vehicles collateralize the loans. Principal repayments are due as follows: $22,426 in 2006, and $9,527 in 2007.

In addition, the Company has an unsecured note outstanding payable to a bank in the amount of $118,000 bearing interest at 4.5% per annum due on February 6, 2006. On February 11, 2006, this note was extended to February 11, 2007.

Note 7. Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $51,450 and $22,800 for the year ended December 31, 2005 and the six months ended December 31, 2004.

Note 8.  Related Party Transactions

During the year ended June 30, 2003, an officer and director of the Company sold three race vehicles to the Company for an aggregate price of $64,000.

The Company made $35,000 and $47,715 of cash repayments of officer advances during the year ended December 31, 2005 and the six months ended December 31, 2004. The aggregate balance of all advances amounted to $279,164 including accrued interest at December 31, 2005. The advances bear interest at 6% per annum and are expected to be repaid currently. Interest recorded was $15,010 and $8,735 for the year ended December 31, 2005, and the six months ended December 31, 2004.

At December 31, 2005, the Company had accrued salary for its officer aggregating $167,285. The officer is due $60,000 per year in annual salary.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 ? 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
    none

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $15,000 from Stark Winter Schenkein and Co., LLP for the 2005 and 2004 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. W e did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2005 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter Schenkein and Co., LLP during fiscal 2005. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 17, 2006

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon                CEO/CFO                  April 17, 2006
-------------------             President/Director

/s/Brian C. Rosenbloom                   Director             April 17, 2006

/s/Glenn Jarrett                         Director             April 17, 2006
-------------------                 Vice President