Form 10QSB
period 2006-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2006-05-09
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2006

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

120A N. Main Avenue, Newton, NC 28658
--------------------------------------------
     (Address of principal executive offices, Zip Code)

           (888) 467-2231
----------------------  --------------------
    (Registrant's telephone number, including area code)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No  [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2006: Common Stock - 18,999,876

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet, March 31, 2006(unaudited)
Statements of Operations for the Three months ended March 31, 2006 and
  2005 (unaudited)
Statements of Cash Flows for the Three months ended March 31, 2006 and
  2005 (unaudited)
Notes to financial statements

                   Dale Jarrett Racing Adventure, Inc.
                              Balance Sheet
                             March 31, 2006
                               (Unaudited)

                        ASSETS
                        ------
Current assets:
  Cash                                                     $  247,706
  Inventory                                                    14,379
  Prepaid expenses and other current assets                   144,760
    Total current assets                                      406,845
                                                           ----------

Property and equipment, at cost, net of
 accumulated depreciation of $664,752                         222,205
                                                           ----------
                                                           $  629,050
                                                           ==========


         LIABILITIES AND STOCKHOLDERS' (DEFICIT)
         ---------------------------------------
Current liabilities:
  Note payable                                             $   60,061
  Current portion of long-term debt                            20,358
  Accounts payable                                             75,002
  Accrued expenses                                             60,825
  Accrued salaries - officers                                 137,285
  Deferred revenue                                          1,051,442
  Shareholder advances                                        282,854
                                                           ----------
    Total current liabilities                               1,687,827
                                                           ----------

Long-term debt                                                  3,833
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,999,876 shares issue and outstanding        189,999
  Additional paid-in capital                                3,958,753
Deferred services                                             (80,750)
Accumulated (deficit)                                      (5,130,612)
                                                           ----------
                                                           (1,062,610)
                                                           ----------
                                                           $  629,050
                                                           ==========





See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Operations
           For The Three Months Ended March 31, 2006 and 2005
                               (Unaudited)

                                                 2006         2005
                                              ----------   ----------
Sales                                         $  151,162   $  220,675
Cost of sales and services                       111,336      144,294
                                              ----------   ----------
Gross profit                                      39,826       76,381
                                              ----------   ----------

Expenses
  General and administrative -non cash stock
   compensation                                        -       12,000
  General and administrative                     273,534      272,379
                                              ----------   ----------
                                                 273,534      284,379
                                              ----------   ----------

(Loss) from operations                          (233,708)    (207,998)

Other income and (expense):
  Interest income                                    722            -
  Other income                                       450          404
  Interest expense                                (7,648)      (6,173)
                                              ----------   ----------
                                                  (6,476)      (5,769)
                                              ----------   ----------

(Loss) before taxes                             (240,184)    (213,767)
Income taxes                                           -            -
                                              ----------   ----------
  Net (loss)                                  $ (240,184)  $ (213,767)
                                              ==========   ==========

Per share information:
  Basic and diluted (loss) per share          $    (0.01)  $    (0.01)
                                              ==========   ==========
  Weighted average shares outstanding         18,999,876   18,199,876
                                              ==========   ==========





See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Cash Flows
           For The Three Months Ended March 31, 2006 and 2005
                               (Unaudited)

                                                 2006         2005
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                   $   61,474   $  (53,628)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (61,643)      (5,000)
                                              ----------   ----------
    Net cash (used in) financing activities      (61,643)      (5,000)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of officer advance                         -      (22,500)
  Repayment of notes payable                     (57,939)      (7,500)
  Repayment of long-term debt                     (7,762)      (7,357)
                                              ----------   ----------
    Net cash (used in) financing activities      (65,701)     (37,357)
                                              ----------   ----------

(Decrease) in cash                               (65,870)     (95,985)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             313,576      162,621
                                              ----------   ----------
Cash and cash equivalents, end of period      $  247,706   $   66,636
                                              ==========   ==========





See accompanying notes to financial statements.

                   DALE JARRETT RACING ADVENTURE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2006
                               (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2005, including notes thereto included in the Company?s Form 10-KSB.


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


(4)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2006, the Company incurred net losses of $5,130,612 and has working capital and stockholder deficits of $1,280,982 and $1,062,610 at March 31, 2006.

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

For the three months ended March 31, 2006, the Corporation acquired plant and equipment of $61,643 resulting in net cash used in investing activities of $61,643.

For the three months ended March 31, 2005, the Corporation acquired plant and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

The Corporation has been able to repay some its outstanding debt. For the three months ended March 31, 2006, the Corporation repaid notes payable of $57,939 and repaid long-term debt of $7,762. As a result, the Corporation had net cash used in financing activities of $65,701 for the three months ended March 31, 2006.

For the three months ended March 31, 2005, the Corporation repaid officer advances of $22,500, notes payable of $7,500 and long-term debt of $7,357. As a result, the Corporation had net cash used in financing activities of $37,357 for the three months ended March 31, 2005.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended March 31, 2006, the Corporation had sales of $151,162 with cost of sales and services of $111,336 for a gross profit of $39,826. Comparatively, for the three months ended March 31, 2005, the Corporation had sales of $220,675 with a cost of sales and services of $144,294 for a gross profit of $76,381. The substantial decrease in gross profit is due to the weather in Talladega and Ford?s decision to scale back the annual PGA Event.

The Corporation has been attempting to lower or maintain its costs with some success. For the three months ended March 31, 2006, had general and administrative expenses of $273,534 compared to general and administrative expenses of $272,379 for the three months ended March 31, 2005.

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

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

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

Dated:  May 9, 2006

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director