Form 10QSB
period 2006-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2006-08-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 19,362,376

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   June 30, 2006(unaudited)
Statements of Operations for the
   Three months and
   Six months ended
   June 30, 2006 and 2005
   (unaudited)
Statements of Cash Flows for the
   Six months ended June 30, 2006
   and 2005 (unaudited)
Notes to financial statements

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                             June 30, 2006
                              (Unaudited)

                   ASSETS
                   ------
Current assets:
  Cash                                                     $  224,313
  Inventory                                                     8,606
  Prepaid expenses and other current assets                   126,936
                                                           ----------
    Total current assets                                      359,855
                                                           ----------

Property and equipment, at cost, net of
  accumulated depreciation of $680,412                        215,524
                                                           ----------
                                                           $  575,379
                                                           ==========


         LIABILITIES AND STOCKHOLDERS' (DEFICIT)
         ---------------------------------------
Current liabilities:
  Note payable                                             $   60,061
  Current portion of long-term debt                            18,384
  Accounts payable                                             52,239
  Accrued expenses                                            106,167
  Accrued salaries - officers                                 137,285
  Deferred revenue                                            902,868
  Shareholder advances                                        286,544
                                                           ----------
    Total current liabilities                               1,563,548
                                                           ----------

Long-term debt                                                    964
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,362,376 shares issue and outstanding        191,624
  Additional paid-in capital                                3,986,378
  Deferred services                                           (70,500)
  Accumulated (deficit)                                    (5,096,635)
                                                           ----------
                                                             (989,133)
                                                           ----------
                                                           $  575,379
                                                           ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
   For The Three Months and Six Months Ended June 30, 2006 and 2005
                             (Unaudited)

                                          Three Months               Six Months
                                       2006         2005         2006         2005
                                    ----------   ----------   ----------   ----------
Sales                               $  565,760   $  562,058   $  716,922   $  782,733
Cost of sales and services             230,383      303,809      341,719      448,103
                                    ----------   ----------   ----------   ----------
Gross profit                           335,377      258,249      375,203      334,630
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation        29,250            -       29,250       12,000
  General and administrative           267,055      230,771      540,589      503,150
                                    ----------   ----------   ----------   ----------
                                       296,305      230,771      569,839      515,150
                                    ----------   ----------   ----------   ----------
Income (loss) from operations           39,072       27,478     (194,636)    (180,520)

Other income and (expense):
  Interest income                          726            -        1,448            -
  Other income                               -            -          450          404
  Interest expense                      (5,821)      (4,997)     (13,469)     (11,170)
                                    ----------   ----------   ----------   ----------
                                        (5,095)      (4,997)     (11,571)     (10,766)
                                    ----------   ----------   ----------   ----------

(Loss) before taxes                     33,977       22,481     (206,207)    (191,286)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $   33,977   $   22,481   $ (206,207)  $ (191,286)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
   per share                        $     0.00   $     0.00   $    (0.01)
$    (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   outstanding                      19,108,209   18,196,876   19,054,043   18,196,876
                                    ==========   ==========   ==========   ==========




See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
            For the Six Months Ended June 30, 2006 and 2005
                             (Unaudited)

                                                 2006         2005
                                              ----------   ----------
Net cash provided by (used in)
  operating activities                        $   51,903   $ (104,189)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (70,622)      (8,946)
                                              ----------   ----------
    Net cash (used in) financing activities      (70,622)      (8,946)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of officer advance                         -      (35,000)
  Repayment of notes payable                     (57,939)      (7,525)
  Repayment of long-term debt                    (12,605)     (17,258)
                                              ----------   ----------
    Net cash (used in) financing activities      (70,544)     (59,783)
                                              ----------   ----------

(Decrease) in cash                               (89,263)    (172,918)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             313,576      263,200
                                              ----------   ----------
Cash and cash equivalents, end of period      $  224,313   $   90,282
                                              ==========   ==========





See accompanying notes to financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006
                              (UNAUDITED)

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


(4)  Stockholders? Equity

During the period ended June 30, 2006, the Company issued 162,500 shares of common stock for services. The shares were valued at their fair market value of $$29,250. In addition, the Company issued 200,000 shares of common stock subscribed for at December 31, 2005.

(5)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2006, the Company incurred net losses of $5,096,635 and for the six months ended June 30, 2006, the Company incurred a net loss of $206,207. In addition, the Company has working capital and stockholder deficits of $1,203,693 and $989,133 at June 30, 2006.

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

The Corporation had cash and cash equivalents at June 30, 2006 of $224,313 compared to $313,376 at December 31, 2005. The decrease in cash and cash equivalents at June 30, 2006 compared to December 31, 2005 was due principally to the net loss for the period and the repayment of notes and other debt and the acquisition of equipment.

For the six months ended June 30, 2006, the Corporation acquired plant and equipment of $70,622 resulting in net cash used in investing activities of $70,662.

For the six months ended June 30, 2005, the Corporation acquired plant and equipment of $8,946 resulting in net cash used in investing activities of $8,946.

The Corporation was able to repay some its outstanding debt. For the six months ended June 30, 2006, the Corporation did not make any officer advance repayment compared to a $35,000 repayment for the six months ended June 30, 2005. Additionally, the Corporation repaid notes payable of $57,939 and repaid long-term debt of $12,605 compared to $7,525 and $17,258, respectively for the six months ended June 30, 2005. As a result, the Corporation had net cash used in financing activities of $70,544 for the six months ended June 30, 2006 compared to $59,783 for the six months ended June 30, 2005.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended June 30, 2006, the Corporation had sales of $565,760 with cost of sales of $230,383 for a gross profit of $335,377. Comparatively, for the three months ended June 30, 2005, the Corporation had sales of $562,058 with cost of sales of $303,809 for a gross profit of $258,249.

For the three months ended June 30, 2006, the Corporation had general and administrative expenses of $267,055 and non cash stock compensation of $29,250 compared to $230,771 and $0, respectively for the same
period in 2005.   The amount of general and administrative expenses
increased for the three months ended June 30, 2006 compared to the same period in 2005 due mainly to an increase in parts and supplies for the racecars, non-cash stock compensation, an increase in professional fees.

For the six months ended June 30, 2006, the Corporation had sales of $716,922 with cost of sales of $341,719 for a gross profit of $375,203. Comparatively, for the six months ended June 30, 2005, the Corporation had sales of $782,733 with cost of sales of $448,103 for a gross profit of $334,630.

For the six months ended June 30, 2006, the Corporation had general and administrative expenses of $540,589 and non cash stock compensation of $29,250 compared to $503,150 and $12,000, respectively for the same period in 2005. The amount of general and administrative expenses increased for the six months ended June 30, 2006 compared to the same period in 2005 due mainly to an increase in parts and supplies for the racecars, non-cash stock compensation, an increase in professional fees.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
The Corporation issued 162,500 shares of common stock for services. The shares were valued at their fair market value of $29,250. In addition, the Corporation issued 200,000 shares of common stock subscribed for at December 31, 2005.

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

Dated:  August 14, 2006

Dale Jarrett Driving Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director