Form 10QSB
period 2006-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2006-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942


        Dale Jarrett Racing Adventure, Inc.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                                      59-3564984
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

120 A North Main Avenue, Newton, NC                          28658
--------------------------------------------------------------------
     (Address of principal executive offices,               Zip Code)

(888) 467-2231
------------------------------------------
(Registrant's telephone number, including area code)


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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 19,362,376

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2006(unaudited)
Statements of Operations for the
   Three months and
   Nine months ended
   September 30, 2006 and 2005
   (unaudited)
Statements of Cash Flows for the
   Nine months ended September 30, 2006
   and 2005 (unaudited)
Notes to financial statements

                   Dale Jarrett Racing Adventure, Inc.
                              Balance Sheet
                            September 30, 2006
                               (Unaudited)

                   ASSETS
                   ------
Current assets:
  Cash                                                     $  186,710
  Inventory                                                     3,061
  Prepaid expenses and other current assets                   165,326
                                                           ----------
    Total current assets                                      355,097
                                                           ----------

Property and equipment, at cost, net of
 accumulated depreciation                                     245,280
                                                           ----------
                                                           $  600,377
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   60,061
  Current portion of long-term debt                            24,161
  Accounts payable                                            133,695
  Accrued expenses                                             86,207
  Accrued salaries - officers                                 137,285
  Deferred revenue                                            694,020
  Shareholder advances                                        290,234
                                                           ----------
    Total current liabilities                               1,425,663
                                                           ----------

Long-term debt                                                 17,785
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,362,376 shares issue and outstanding        195,679
  Additional paid-in capital                                4,047,212
  Deferred services                                           (60,250)
  Accumulated (deficit)                                    (5,025,712)
                                                           ----------
                                                             (843,071)
                                                           ----------
                                                           $  600,377
                                                           ==========





See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Operations
For The Three Months and Nine Months Ended September 30, 2006 and 2005
                               (Unaudited)

                                            Three Months               Nine Months
                                          2006         2005         2006         2005
                                       ----------   ----------   ----------   ----------
Sales                                  $  629,895   $  470,657   $1,346,817   $1,253,390
Cost of sales and services                277,502      274,656      619,221      722,759
                                       ----------   ----------   ----------   ----------
Gross profit                              352,393      196,001      727,596      530,631
                                       ----------   ----------   ----------   ----------
Expenses
  General and administrative ?
 non cash stock compensation               64,889       90,400       94,139      102,400
  General and administrative              213,134      227,011      753,724      730,161
                                       ----------   ----------   ----------   ----------
                                          278,023      317,411      847,863      832,561
                                       ----------   ----------   ----------   ----------

Income (loss) from operations              74,370     (121,410)    (120,267)    (301,930)
                                       ----------   ----------   ----------   ----------

Other income and (expense):
  Interest income                             949            -        2,397            -
  Other income                              1,195            -        1,645          404
  Interest expense                         (5,591)      (8,029)     (19,059)     (19,199)
                                       ----------   ----------   ----------   ----------
                                           (3,447)      (8,029)     (15,017)     (18,795)
                                       ----------   ----------   ----------   ----------

Income (Loss) before taxes                 70,923     (129,439)    (135,284)    (320,725)
Income taxes                                    -            -            -            -
                                       ----------   ----------   ----------   ----------

    Net income (loss)                  $   70,923   $ (129,439)  $ (135,284)  $ (320,725)
                                       ==========   ==========   ==========   ==========

Per share information:
Basic and diluted income
 (loss) per share                      $     0.00   $    (0.01)  $    (0.01)  $    (0.02)
                                       ==========   ==========   ==========   ==========

Weighted average shares outstanding    19,297,561   18,466,543   19,135,215   18,288,765
                                       ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Cash Flows
          For the Nine Months Ended September 30, 2006 and 2005
                               (Unaudited)

                                                 2006         2005
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                   $   38,918   $ (185,181)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (88,735)      (8,946)
                                              ----------   ----------
    Net cash (used in) financing activities      (88,735)      (8,946)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of officer advance                         -      (35,000)
  Repayment of notes payable                     (57,939)      (7,000)
  Repayment of long-term debt                    (19,110)     (26,070)
                                              ----------   ----------
    Net cash (used in) financing activities      (77,049)     (68,070)

(Decrease) in cash                              (126,866)    (262,197)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             313,576      263,200
                                              ----------   ----------
Cash and cash equivalents, end of period      $  186,710   $    1,003
                                              ==========   ==========





See accompanying notes to financial statements.

                   DALE JARRETT RACING ADVENTURE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006
                               (UNAUDITED)


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


(4)  Stockholdes? Equity

During the period ended September 30, 2006, the Company issued 568,055 shares of common stock for services. The shares were valued at their fair market value of $94,139. In addition, the Company issued 200,000 shares of common stock subscribed for at December 31, 2005.

(5)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2006, the Company incurred net losses of $5,025,712 and for the nine months ended September 30, 2006, the Company incurred a net loss of $135,284. In addition, the Company has working capital and stockholder deficits of $1,070,566 and $843,071 at September 30, 2006.

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

The Corporation had cash and cash equivalents at September 30, 2006 of $186,710 compared to $1,003 at September 30, 2005. The increase in cash and cash equivalents at September 30, 2006 compared to December 31, 2005 was due principally to the net income for the period and the repayment of notes and other debt and the acquisition of equipment.

For the nine months ended September 30, 2006, the Corporation acquired plant and equipment of $88,735 resulting in net cash used in investing activities of $88,735.

For the nine months ended September 30, 2005, the Corporation acquired plant and equipment of $8,946 resulting in net cash used in investing activities of $8,946.

The Corporation was able to repay some its outstanding debt. For the nine months ended September 30, 2006, the Corporation did not make any officer advance repayment compared to a $35,000 repayment for the nine months ended September 30, 2005. Additionally, the Corporation repaid notes payable of $57,939 and repaid long-term debt of $19,110 compared to $7,000 and $26,070, respectively for the nine months ended September 30, 2005. As a result, the Corporation had net cash used in financing activities of $77,049 for the nine months ended September 30, 2006 compared to $68,070 for the nine months ended September 30, 2005.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended September 30, 2006, the Corporation had sales of $629,895 with cost of sales of $277,502 for a gross profit of $352,393. Comparatively, for the three months ended September 30, 2005, the Corporation had sales of $470,657 with cost of sales of $274,656 for a gross profit of $196,001.

For the three months ended September 30, 2006, the Corporation had general and administrative expenses of $213,134 and non cash stock compensation of $64,889 compared to $227,011 and $90,400, respectively
for the same period in 2005.   The amount of general and administrative
expenses decreased slightly for the three months ended September 30, 2006 compared to the same period in 2005 due mainly to a decrease in non-cash stock compensation.

For the nine months ended September 30, 2006, the Corporation had sales of $1,346,817 with cost of sales of $619,221 for a gross profit of $727,596. Comparatively, for the nine months ended September 30, 2005, the Corporation had sales of $1,253,390 with cost of sales of $722,759 for a gross profit of $530,631.

For the nine months ended September 30, 2006, the Corporation had general and administrative expenses of $753,724 and non cash stock compensation of $94,139 compared to $730,161 and $102,400, respectively for the same period in 2005. The amount of general and administrative expenses decreased slightly for the nine months ended September 30, 2006 compared to the same period in 2005 due mainly to a decrease in non-cash stock compensation.

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

Dated:  November 13, 2006

Dale Jarrett Racing Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director