Form 10KSB
period 2006-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2007-04-02
CIK 1094032

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2006
                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The Corporation's revenues for its most recent fiscal year were $2,144,327. As of December 31, 2006, the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $3,539,109.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2006 was 19,487,931 shares of its $.01 par value common stock.

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

The Corporation has negotiated terms with over forty (40) racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

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

The unearned services under the contracts aggregate $50,000 at December 31, 2006. As of December 31, 2004, the Corporation determined that certain of the service contracts no longer would provide continuing contributions to the Corporation's operations. The impairment amounted to $272,224 for the six months ended December 31, 2004.

During the term of the agreements, the Licensor agreed not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the Corporation's business of owning and managing driving schools.

The Corporation has also agreed not to issue any additional common shares in the Corporation's stock to insiders, directors without the Licensor's approval. Additionally, any and all future financings will be offered to the Licensor prior to being offered to third parties. On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2006 and the aggregate amount of debt subject to exchange was $482,939 at December 31, 2006. If all of the debt as of December 31, 2004, were converted, the Company would be required to issue an additional 1,994,029 shares.

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


ITEM 2.  PROPERTIES.

The Corporation's executive offices which consist of 1,500 square feet are located at 120A North Main Avenue, Newton, North Carolina 28658. The Corporation's garage which consists of 7,500 square feet is located at 2615 West Jefferson Street, Anniston, Alabama 36201. These facilities are leased on a month to month basis for a combined rent of $2,800 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             3/31/04                     .36                   .36
             6/30/04                     .22                   .22
             9/30/04                     .20                   .20
            12/31/04                     .23                   .23
             3/31/05                     .28                   .28
             6/30/05                     .20                   .17
             9/30/05                     .18                   .18
            12/31/05                     .30                   .23
             3/31/06                     .50                   .44
             6/30/06                     .19                   .18
             9/30/06                     .22                   .22
            12/31/06                     .195                  .15

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of February 28, 2007, the number of holders of Corporation's common stock is 244.


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

The Corporation currently has classes planned through December 2007.

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

For the year ended December 31, 2006, the Corporation acquired plant and equipment resulting in net cash used in investing activities of $89,710.

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

At December 31, 2006, the Corporation had the following options outstanding, all of which are exercisable.

   Exercise price:  $0.14
     Outstanding:  3,449,654
     Remaining Exercise Period:  1.5 years

   Exercise price:  $0.15
     Outstanding:  3,500,000
     Remaining Exercise period:  3.8 years

For the year ended December 31, 2006, the Corporation reduced its outstanding debt by repaying shareholder advances of $60,074, notes payable of $77,939 and long-term debt of $26,467.

During the year ended December 31, 2006, the Corporation, in its ongoing attempt to limit cash expenditures, issued 488,055 common shares for services valued at $49,339.

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

During the year ended December 31, 2005, the Corporation, in its ongoing attempt to limit cash expenditures, issued 1,048,000 common shares for services valued at $118,400.

On June 2, 2003, the Corporation's board of directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2006 and the aggregate amount of debt subject to exchange was $482,939 at December 31, 2006. If all of the debt as of December 31, 2005, were converted, the Corporation would be required to issue an additional 2,650,964 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the year ended December 31, 2006, the Corporation had sales of $2,144,327 with cost of sales of $873,441 for a gross profit of $1,270,886.

For the year ended December 31, 2006, the Corporation had general and administrative expenses of $1,112,809 and non-cash stock compensation of $49,339. The percentage of general and administrative expenses to revenues for the year ended December 31, 2006 decreased to 54% from 66% for the year ended December, 2005 due to management's ongoing effort to maintain and/or reduce these types of expenses.

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

During the year ended December 31, 2005, the Corporation agreed to issue 100,000 common shares for prepaid rent valued at $16,000.

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

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Corporation's historical return experience however, sales returns have not been significant due to the nature of the services provided by the Corporation.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $867,032 at December 31, 2006.

     Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

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

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

  e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Corporation is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

  4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

  5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Corporation's fiscal year ending December 31, 2009. The Corporation is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation is currently evaluating the impact, if any, that SAB 108 may have on the Corporation's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Corporation is currently evaluating the impact, if any, that FASB No. 48 may have on the Corporation's results of operations or financial position.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:

- our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded;
-   our strategies; growth opportunities;
- product development and introduction relating to new and existing products;
-   the enterprise market and related opportunities;
-   competition and competitive advantages and disadvantages;
-   industry standards and compatibility of our products;
-   relationships with our employees;
-   our facilities,
-   operating lease and our ability to secure additional space;
-   cash dividends;
-   excess inventory;
-   our expenses;
-   interest and other income;

- our beliefs and expectations about our future success and results;
-   our operations results;
- our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements;
-   our expectations regarding our revenues and customers; and
-   investments and interest rates.

These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Corporation undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures. Timothy B. Shannon, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.


ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

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

Glenn Jarrett, age 54             Vice President                  Inception to Present
                                   Director

Kenneth J. Scott, age                 Director                     January 26, 2007
                                                                      to present

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

Kenneth J. Scott.  Since 1985, Mr. Scott has bee President of Kenneth
J. Scott, P.A., an accounting firm that provides financial, tax and advisory services to a wide range of businesses and not-for-profit organizations throughout the state of Florida. Mr. Scott has been a certified public accountant in the state of Florida since 1979. He graduated from Rollins College with a Bachelor of Arts degree in Business Administration in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Corporation's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation, other than Timothy Shannon, CEO and Brian Rosenbloom, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

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

ITEM 10.  EXECUTIVE COMPENSATION

Since inception, the following cash compensation has been paid by the Corporation to its executive officers, during which there were two officers.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2004     $30,000       -         -         -     (1)     -               -
                         2005     $60,000       -         -         -      -      -               -
                         2006     $75,000       -         -         -      -      -               -

Glenn Jarrett
COO                      2004       -           -         -         -     (1)     -               -
                         2005       -           -         -         -      -      -               -
                         2006       -           -         -         -      -      -               -

(1)For the six months ended December 31, 2004, the Corporation awarded Timothy Shannon 2,000,000 stock options at an exercise price of $.15 and Glenn Jarrett 1,000,000 stock options at an exercise price of $.15.

The Corporation retains the right to increase or decrease the cash compensation of its employees as necessitated by business conditions. At December 31, 2006, the Corporation had accrued salary for Timothy Shannon aggregating $137,285.

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

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2006 and no debt was converted as of December 31, 2006. The aggregate amount of debt subject to exchange was $482,939 at December 31, 2006. If all of the debt as of December 31, 2004 were converted, the Corporation would be required to issue an additional 2,136,814 shares.

Stock Option Plan. The Corporation shall implement an employee stock option program. The specifics of the plan have yet to be determined.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulates holdings of shares of the Corporation by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the Corporation individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

              Shareholdings at February 28, 2007

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  1,875,000                9.62%
1197 Fox Chase Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                5.13%
3182 9th Tee Drive
Newton, NC 28658


Kenneth J. Scott                         0                0.00%
120A North Main Avenue
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           2,875,000               14.75%

Brian Rosenbloom                 2,204,900               11.31%
9632 Maywood Drive
Windermere, FL 34786

Dale Jarrett                     1,500,000                7.70%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                7.70%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      1,905,000                9.78%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dale Jarrett Racing made $60,074 and $35,000 of cash repayments of officer advances during the year ended December 31, 2006 and December 31, 2005, respectively. The aggregate balance of all advances amounted to $233,850 including accrued interest at December 31, 2006. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $14,760 and $15,010 for the year ended December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006, Dale Jarrett Racing had accrued salary for Timothy
B. Shannon, its officer aggregating $137,285. The officer is due $75,000 per year in annual salary.

Director Independence.

The Corporation's Board of Directors consists of Timothy Shannon, Dale Jarrett and Kenneth Scott. Neither Timothy Shannon nor Dale Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $18,000 and $15,000, respectively, from Stark Winter Schenkein and Co., LLP for the 2006 and 2005 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter
Schenkein and Co., LLP during fiscal 2006 and 2005.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 29, 2007

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon                CEO/CFO              March 29, 2007
-------------------             President/Director

/s/Kenneth J. Scott                  Director             March 29, 2007
-------------------

/s/Glenn Jarrett                     Director             March 29, 2007
-------------------               Vice President

DALE JARRETT RACING ADVENTURE, INC.
INDEX TO FINANCIAL STATEMENTS

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm          24
Balance Sheet                                                    25
Statements of Operations                                         26
Statement of Changes in Stockholders' (Deficit)                  27
Statements of Cash Flows                                         29
Notes to Financial Statements                                    31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. as of December 31, 2006, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2006, and the results of its operations, and its cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 22, 2007

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                           December 31, 2006

                   ASSETS
                   ------

Current assets:
  Cash                                                     $  375,273
  Inventory                                                     1,002
  Prepaid expenses and other current assets                   199,511
                                                           ----------
    Total current assets                                      575,786
                                                           ----------

Property and equipment, at cost, net of accumulated
 depreciation of $715,435                                     228,692
                                                           ----------
                                                           $  804,478
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------

Current liabilities:
  Note payable to bank                                     $   40,061
  Current portion of long-term debt                            19,228
  Accounts payable                                             85,600
  Accrued expenses                                             60,000
  Accrued salaries - officers                                 137,285
  Deferred revenue                                            867,032
  Shareholder advances                                        233,850
                                                           ----------
    Total current liabilities                               1,443,056
                                                           ----------

Long-term debt                                                 15,360
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,487,931 shares issue and outstanding        194,879
  Additional paid-in capital                                4,003,212
  Unearned services                                           (50,000)
  Accumulated (deficit)                                    (4,802,029)
                                                           ----------
                                                             (653,938)
                                                           ----------
                                                           $  804,478
                                                           ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                  Statements of Operations
      For The Years Ended December 31, 2006 and December 31, 2005

                                                 2006         2005
                                              ----------   ----------
Sales                                         $2,144,327   $1,785,356
Cost of sales and services                       873,441      896,479
                                              ----------   ----------
Gross profit                                   1,270,886      888,877
                                              ----------   ----------

General and administrative -
  Non cash stock compensation                     49,339      118,400
  General and administrative expenses          1,112,809    1,067,896
                                              ----------   ----------
                                               1,162,148    1,186,296
                                              ----------   ----------

Income (loss) from operations                    108,738     (297,419)

Other income and (expense):
  Interest income                                  3,702            -
  Other income                                     1,952            -
  Interest expense - shareholders                (14,760)     (15,010)
  Interest expense                               (11,233)     (10,507)
                                              ----------   ----------

Income (loss) before taxes                        88,399     (322,936)
Income taxes                                           -            -
                                              ----------   ----------

  Net income (loss)                           $   88,399   $ (322,936)
                                              ==========   ==========

Per share information basic and diluted:

  Income (loss) per share                     $     0.00   $    (0.02)
                                              ==========   ==========
  Weighted average shares outstanding         19,135,215   18,516,543
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statement of Stockholders' (Deficit)
      For the Years Ended December 31, 2006 and December 31, 2005

                                                                 Additional
                                         Common       Stock        Paid-in
          ACTIVITY                       Shares       Amount       Capital
                                       ----------   ----------   ----------
Balance December 31, 2004              18,151,876   $  181,519   $3,832,833

Shares issued for services                848,000        8,480       93,920
Shares subscribed for prepaid rent              -            -       16,000
Shares subscribed for services                  -            -       16,000
Amortization of unearned services               -            -            -
Net (loss) for the year ended
 December 31, 2005                              -            -            -
                                       ----------   ----------   ----------
Balance December 31, 2005              18,999,876      189,999    3,958,753

Shares issued for services                488,055        4,880       44,459
Amortization of unearned services               -            -            -
Net income for the year ended
 December 31, 2006                              -            -            -
                                       ----------   ----------   ----------
Balance December 31, 2006              19,487,931   $  194,879   $4,003,212
                                       ==========   ==========   ==========





                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)      Statement of Stockholders' (Deficit)
      For the Years Ended December 31, 2006 and December 31, 2005

                                        Unearned    Accumulated
          ACTIVITY                      Services     (Deficit)      Total
                                       ----------   ----------   ----------

Balance December 31, 2004              $ (100,000) $(4,567,492)  $ (653,140)

Shares issued for services                      -            -      102,400
Shares subscribed for prepaid rent              -            -       16,000
Shares subscribed for services            (16,000)           -            -
Amortization of unearned services          25,000            -       25,000
Net (loss) for the year ended
 December 31, 2005                              -     (322,936)    (322,936)
                                       ----------   ----------   ----------
Balance December 31, 2005                 (91,000)  (4,890,428)    (832,676)

Shares issued for services                      -            -       49,339
Amortization of unearned services          41,000            -       41,000
Net income for the year ended
 December 31, 2006                              -       88,399       88,399
                                       ----------   ----------   ----------
Balance December 31, 2006              $  (50,000) $(4,802,029)  $ (653,938)
                                       ==========  ===========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Years Ended December 31, 2006 and December 31, 2005

                                                 2006         2005
                                              ----------   ----------
Net income (loss)                             $   88,399   $ (322,936)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                107,148       95,716
    Common stock issued for services              49,339      118,400
    Interest added to officer loans               14,760       15,010
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable         -       44,220
    (Increase) decrease in inventory               7,993          223
    (Increase) decrease in prepaid expenses      (81,809)     (13,953)
    (Increase) decrease in other current assets        -        1,359
    Increase (decrease) in deferred revenue      175,123      196,346
    Increase (decrease) in accrued officer
     compensation                                (30,000)     (16,500)
    Increase in accounts payable and accrued
     expenses                                    (15,066)      (9,762)
                                              ----------   ----------
      Total adjustments                          227,488      431,059
                                              ----------   ----------
    Net cash provided by operating activities    315,887      108,123
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (89,710)      (5,736)
                                              ----------   ----------
    Net cash (used in) investing activities      (89,710)      (5,736)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of shareholder advance               (60,074)     (35,000)
  Advance on note payable                              -       25,000
  Repayment of notes payable                     (77,939)      (7,000)
  Repayment of long-term debt                    (26,467)     (35,011)
                                              ----------   ----------
    Net cash (used in) financing activities     (164,480)     (52,011)
                                              ----------   ----------

Increase in cash and cash equivalents             61,697       50,376
Cash and cash equivalents, beginning             313,576      263,200
                                              ----------   ----------
Cash and cash equivalents, ending             $  375,273   $  313,576
                                              ==========   ==========

                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)            Statements of Cash Flows
      For The Years Ended December 31, 2006 and December 31, 2005

                                                 2006         2005
                                              ----------   ----------

Supplemental cash flow information:
   Cash paid for interest                     $   61,307   $   10,507
                                              ==========   ==========
   Cash paid for income taxes                 $        -   $        -
                                              ==========   ==========

Non-cash Investing and Financing Activities:
  Vehicles acquired for notes payable         $   29,103   $        -
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                     Notes to Financial Statements
                           December 31, 2006

Note 1.  Organization and Significant Accounting Policies.

The Company was incorporated in Florida on November 24, 1998. The Company offers the "NASCAR" driving experience to the public. The Company owns several "NASCAR" type automobiles and has secured several racetrack locations at which it offers these services at various dates during the year.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated
$867,032 December 31, 2006.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at a single financial institution aggregated $230,381 at December 31, 2006.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.
Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

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

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 2006 and December 31, 2005.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $264,762 and $195,605 for the years ended December 31, 2006 and December 31, 2005, respectively.

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

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)


the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ending December 31, 2006.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

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

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

  4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

  5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 1.  Organization and Significant Accounting Policies.
(continued)

adjustment recorded to the opening balance of retained earnings.
Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.


Note 2.  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2006, the Company had net income of $88,399. For the year ended December 31, 2005, the Company incurred a net loss of $322,936 and has working capital and stockholder deficits of $867,270 and $653,938 at December 31, 2006.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and continue profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 2.  Basis of Reporting. (continued)

additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at December 31, 2006:

     Office furniture and equipment           $   45,386
     Shop and track equipment                    123,378
     Race vehicles                               557,066
     Vehicles - other                            218,297
                                              ----------
                                                 944,127
     Less accumulated depreciation              (715,435)
                                              ----------
                                              $  228,692
                                              ==========

Depreciation charged to operations was $66,148 and $70,716 for the years ended December 31, 2006, and December 31, 2005, respectively.


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

During December 1998 the Company negotiated personal service contracts with certain members of the Jarrett family and Bret Favre. The
Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts require the individuals to provide personal appearances and to participate in the advertising and

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 4.  Stockholders' (Deficit).  (continued)

promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts.

The unearned services under the contracts aggregate $50,000 at December 31, 2006, and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended December 31, 2006, and December 31, 2005, amounted to $41,000 and $25,000, respectively. The services will be charged to expense ratably over the remaining terms of the contracts.

On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.27 as of December 31, 2006 and the aggregate amount of debt subject to exchange was $482,939 at December 31, 2006. If all of the debt as of December 31, 2005, were converted, the Company would be required to issue an additional 2,650,964 shares.

The following table summarizes the stock option activity:

                                                            Weighted
                                                             Average
                                                 Stock      Price per
                                                Options       Share
                                              ----------   ----------
Outstanding at December 31, 2004, 2005
  and 2006                                     6,949,654        $0.15
                                              ==========

At December 31, 2006, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.14; Outstanding: 3,449,654; Contractual life: 1.5 years
Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 3.8 years

During the year ended December 31, 2005, the Company issued or agreed to issue 1,048,000 shares of common stock for services valued at $118,400. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2006

Note 4.  Stockholders' (Deficit).  (continued)

During the year ended December 31, 2006, the Company issued 488,055 shares of common stock for services valued at $49,339. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.


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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2006 of approximately $4,000,000 that will expire through 2026. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely, than not, that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

  Deferred tax asset
    Tax benefit of net operating loss         $1,300,000
    Less valuation allowance                  (1,300,000)
                                              ----------
  Net deferred tax asset                      $        -
                                              ==========


Note 6.  Notes Payable and Long-term Debt

The Company has three vehicle purchase contracts outstanding at December 31, 2006, having an outstanding balance at that date of $34,588. The loans are due in monthly installments of $2,294 including interest at from 0.0 percent to 5 percent through July 2009. Three support vehicles collateralize the loans. Principal repayments are due as follows: $19,228 in 2007, $9,761 in 2008 and $5,599 in 2009.

In addition, the Company has an unsecured note outstanding payable to a bank in the amount of $40,061 bearing interest at 8.75 percent per annum due on February 11, 2008.

Note 7.  Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $49,332 and $51,450 for the years ended
December 31, 2006 and December 31, 2005, respectively.


Note 8.  Related Party Transactions

The Company made $60,074 and $35,000 of cash repayments of shareholder advances during the years ended December 31, 2006 and December 31, 2005, respectively. The aggregate balance of all advances amounted to $233,850 including accrued interest at December 31, 2006. The advances bear interest at 6 percent per annum and are expected to be repaid currently. Interest recorded was $14,760 and $15,010 for the years ended December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006, the Company had accrued salary for its officer aggregating $137,285. The officer is due $75,000 per year in annual salary.