Form 10QSB
period 2007-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2007-05-11
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942


        Dale Jarrett Racing Adventure, Inc.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                                      59-3564984
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

120 A North Main Avenue, Newton, NC                          28658
-----------------------------------------------------------------------
     (Address of principal executive offices,               Zip Code)

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 18,999,876

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   March 31, 2007(unaudited)
Statements of Operations for the
   Three months ended
   March 31, 2007 and 2006
   (unaudited)
Statements of Cash Flows for the
   three months ended March 31, 2007
   and 2006 (unaudited)
Notes to financial statements

Dale Jarrett Racing Adventure, Inc.
Balance Sheet
March 31, 2007
(Unaudited)

                   ASSETS
                   ------
Current assets:
  Cash                                                     $  321,858
  Inventory                                                     1,002
  Prepaid expenses and other current assets                   166,665
                                                           ----------
    Total current assets                                      489,525
                                                           ----------

Property and equipment, at cost, net of
 accumulated depreciation                                     261,252
                                                           ----------

                                                           $  750,777
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   38,061
  Current portion of long-term debt                            13,312
  Accounts payable                                             29,825
  Accrued expenses                                             46,096
  Accrued salaries - officers                                 112,285
  Deferred revenue                                            984,453
  Shareholder advances                                        237,390
                                                           ----------
    Total current liabilities                               1,461,422
                                                           ----------

Long-term debt                                                 12,936
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 18,999,876 shares issue and outstanding        199,935
  Additional paid-in capital                                4,141,136
  Deferred services                                           (43,750)
  Accumulated (deficit)                                    (5,020,902)
                                                           ----------
                                                             (723,581)
                                                           ----------
                                                           $  750,777
                                                           ==========


See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                        Statements of Operations
             For The Three Months Ended March 31, 2007 and 2006
                            (Unaudited)

                                          2007         2006
                                       ----------   ----------
Sales                                  $  321,225   $  151,162
Cost of sales and services                138,420      111,336
                                       ----------   ----------
Gross profit                              182,805       39,826
                                       ----------   ----------
Expenses
  General and administrative -
    non cash stock compensation           125,400            -
  General and administrative              273,620      273,534
                                       ----------   ----------
                                          399,020      273,534
                                       ----------   ----------

(Loss) from operations                   (216,215)    (233,708)
                                       ----------   ----------

Other income and (expense):
  Interest income                           1,902          722
  Other income                                  -          450
  Interest expense                         (4,560)      (7,648)
                                       ----------   ----------
                                           (2,658)      (6,476)
                                       ----------   ----------

(Loss) before taxes                      (218,873)    (240,184)
Income taxes                                    -            -
                                       ----------   ----------

    Net (loss)                         $ (218,873)  $ (240,184)
                                       ==========   ==========

Per share information:
Basic and diluted income
 (loss) per share                      $    (0.01)  $    (0.01)
                                       ==========   ==========

Weighted average shares outstanding    19,993,502   18,999,876
                                       ==========   ==========


See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

                                                 2006         2005
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                   $    7,494   $ ( 61,474)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment              (50,569)      (61,643)
                                              ----------   ----------
    Net cash (used in) financing activities      (50,569)     (61,643)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of notes payable                      (2,000)     (57,939)
  Repayment of long-term debt                     (8,340)      (7,762)
                                              ----------   ----------
    Net cash (used in) financing activities      (10,340)     (65,701)

(Decrease) in cash                               (53,415)     (65,870)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             375,273      313,576
                                              ----------   ----------
Cash and cash equivalents, end of period      $  321,858   $  247,706
                                              ==========   ==========




See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2006, including notes thereto included in the Company's Form 10-KSB.

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

(4)  Stockholders' Equity

During the period ended March 31, 2007, the Company issued 380,000 shares of common stock for services. The shares were valued at their fair market value of $125,400. In addition, the Company issued 125,571 shares of common stock for the conversion of debt of $17,580.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2007, the Company incurred net losses of $5,020,902 and for the three months ended March 31, 2007, the Company incurred a net loss of $218,873. In addition, the Company has working capital and stockholder deficits of $971,897 and $723,581 at March 31, 2007.
The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.
The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or attain materially profitable operations may result in the Company depleting its available funds and not being able pay its obligations.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the three months ended March 31, 2007, the Corporation acquired plant and equipment resulting in net cash used in investing activities of $50,569.

Comparatively, for the three months ended March 31, 2006, the Corporation acquired plant and equipment of $61,643 resulting in net cash used in investing activities of $61,643.

The Corporation continues to look for ways to decrease its cash
expenditures and still retain quality management and consultants.   On
October 22, 2004, the Corporation's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

At March 31, 2007, the Corporation had the following options outstanding, all of which are exercisable.

   Exercise price:  $0.14
     Outstanding:  3,449,654
     Remaining Exercise Period:  1.5 years

   Exercise price:  $0.15
     Outstanding:  3,500,000
     Remaining Exercise period:  3.8 years

For the three months ended March 31, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $2,000 and long-term debt of $8,340. As a result, the Corporation had net cash used in financing activities of $10,340 for the three months ended March 31, 2007.

Comparatively, for the three months ended March 31, 2006, the Corporation reduced its outstanding debt by repaying notes payable of $57,939 and long-term debt of $7,762. As a result, the Corporation had net cash used in financing activities of $65,701 for the three months ended March 31, 2006.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended March 31, 2007, the Corporation had sales of $321,225 with cost of sales of $138,420 for a gross profit of $182,805.

For the three months ended March 31, 2007, the Corporation had general and administrative expenses of $273,620 and non-cash stock compensation of $125,400. Comparatively, for the three months ended March 31, 2006, the Corporation had sales of $151,162 with cost of sales of $111,336 for a gross profit of $39,826.

For the three months ended March 31, 2006, the Corporation had general and administrative expenses of $273,620. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2007 decreased to 124% from 181% for the three months ended March 31, 2006 due to increased revenues, management's ongoing effort to maintain and/or reduce these types of expenses and non-cash stock compensation.

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

Dated:  May 11, 2007

Dale Jarrett Racing Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director