Form 10-Q/A
period 2007-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2007-05-21
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1 to
FORM 10-QSB

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 19,993,502

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
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   38,061
  Current portion of long-term debt                            13,312
  Accounts payable                                             29,825
  Accrued expenses                                             46,096
  Accrued salaries - officers                                 112,285
  Deferred revenue                                            984,453
  Shareholder advances                                        237,390
                                                           ----------
    Total current liabilities                               1,461,422
                                                           ----------

Long-term debt                                                 12,936
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,993,502 shares issue and outstanding        199,935
  Additional paid-in capital                                4,141,136
  Deferred services                                           (43,750)
  Accumulated (deficit)                                    (5,020,902)
                                                           ----------
                                                             (723,581)
                                                           ----------
                                                           $  750,777
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

Dale Jarrett Racing Adventure, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

                                                 2007         2006
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                   $    7,494   $ ( 61,474)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment              (50,569)      (61,643)
                                              ----------   ----------
    Net cash (used in) financing activities      (50,569)     (61,643)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of notes payable                      (2,000)     (57,939)
  Repayment of long-term debt                     (8,340)      (7,762)
                                              ----------   ----------
    Net cash (used in) financing activities      (10,340)     (65,701)

(Decrease) in cash                               (53,415)     (65,870)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             375,273      313,576
                                              ----------   ----------
Cash and cash equivalents, end of period      $  321,858   $  247,706
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

For the three months ended March 31, 2006, the Corporation had general and administrative expenses of $273,574. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2007 decreased to 124% from 181% for the three months ended March 31, 2006 due to increased revenues, management's ongoing effort to maintain and/or reduce these types of expenses and non-cash stock compensation.

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

Dated:  May 17, 2007

Dale Jarrett Racing Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director