Form 10QSB
period 2007-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2007-08-09
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, June 30, 2007: Common Stock - 19,993,502

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   June 30, 2007(unaudited)
Statements of Operations for the
   three months and six months ended
   June 30, 2007 and 2006
   (unaudited)
Statements of Cash Flows for the
   six months ended June 30, 2007
   and 2006 (unaudited)
Notes to financial statements

Dale Jarrett Racing Adventure, Inc.
Balance Sheet
June 30, 2007
(Unaudited)

                   ASSETS
                   ------
Current assets:
  Cash                                                     $  267,786
  Inventory                                                     1,002
  Prepaid expenses and other current assets                   187,106
                                                           ----------
    Total current assets                                      455,894
                                                           ----------

Property and equipment, at cost, net of
 accumulated depreciation of $751,453                         306,747
                                                           ----------

                                                           $  762,641
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   36,258
  Current portion of long-term debt                             9,701
  Accounts payable                                             93,940
  Accrued expenses                                             59,925
  Accrued salaries - officers                                 112,285
  Deferred revenue                                            758,777
  Shareholder advances                                        240,930
                                                           ----------
    Total current liabilities                               1,311,816
                                                           ----------

Long-term debt                                                 10,509
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 19,993,502 shares issue and outstanding        199,935
  Additional paid-in capital                                4,141,136
  Deferred services                                           (37,500)
  Accumulated (deficit)                                    (4,863,255)
                                                           ----------
                                                             (559,684)
                                                           ----------
                                                           $  762,641
                                                           ==========


See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

                                          Three Months               Six Months
                                       2007         2006         2007         2006
                                    ----------   ----------   ----------   ----------
Sales                               $  811,698      565,760   $1,132,923    $ 716,922
Cost of sales and services             245,818      230,383      384,238      341,719
                                    ----------   ----------   ----------   ----------
Gross profit                           565,880      335,377      748,685      375,203
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation             -       29,250      125,400       29,250
  General and administrative           405,291      267,055      678,911      540,589
                                    ----------   ----------   ----------   ----------
                                       405,291      296,305      804,311      569,839
                                    ----------   ----------   ----------   ----------
Income (loss) from operations          160,589       39,072      (55,626)    (194,636)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                        1,298          726        3,200        1,448
  Other income                               -            -            -          450
  Interest expense                      (4,238)      (5,821)      (8,798)     (13,469)
                                    ----------   ----------   ----------   ----------
                                        (2,940)      (5,095)      (5,598)     (11,571)
                                    ----------   ----------   ----------   ----------

(Loss) before taxes                    157,649       33,977      (61,224)    (206,207)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $  157,649   $   33,977   $  (61,224)  $ (206,207)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
   per share                        $      0.01   $     0.00   $    (0.00)   $    (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic               19,993,502   19,108,209   19,993,502  19,054,043
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- fully diluted       24,658,260   19,108,209   19,993,502    19,054,043
                                    ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

                                                 2007         2006
                                              ----------   ----------
Net cash provided by operating activities     $   24,767   $   51,903
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (114,073)      (70,622)
                                              ----------   ----------
    Net cash (used in) financing activities     (114,073)     (70,622)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of notes payable                      (3,803)     (57,939)
  Repayment of long-term debt                    (14,378)     (12,605)
                                              ----------   ----------
    Net cash (used in) financing activities      (18,181)     (70,544)

(Decrease) in cash                              (107,487)     (89,263)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             375,273      313,576
                                              ----------   ----------
Cash and cash equivalents, end of period      $  267,786   $  224,313
                                              ==========   ==========




See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
(1) Basis Of Presentation

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

(4) Stockholders' (Deficit)

During the period ended June 30, 2007, the Company issued 380,000 shares of common stock for services. The shares were valued at their fair market value of $125,400. In addition, the Company issued 125,571 shares of common stock for the conversion of debt of $17,580.

(5) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2007, the Company incurred net losses of $4,863,255 and for the six months ended June 30,

2007, the Company incurred a net loss of $61,224. In addition, the Company has working capital and stockholder deficits of $855,922 and $559,684 at June 30, 2007.
The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.
The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or attain materially profitable operations may result in the Company depleting its available funds and not being able pay its obligations.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

For the six months ended June 30, 2007, the Corporation acquired plant and equipment of $114,073 resulting in net cash used in investing activities of $114,073.

Comparatively, for the six months ended June 30, 2006, the Corporation acquired plant and equipment of $70,622 resulting in net cash used in investing activities of $70,622.

The Corporation continues to look for ways to decrease its cash expenditures and still retain quality management and consultants. For the six months ended June 30, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $3,803 and long-term debt of $14,378. As a result, the Corporation had net cash used in financing activities of $18,181 for the six months ended June 30, 2007.

Comparatively, for the six months ended June 30, 2006, the Corporation reduced its outstanding debt by repaying notes payable of $57,939 and long-term debt of $12,605. As a result, the Corporation had net cash used in financing activities of $70,544 for the six months ended June 30, 2006.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended June 30, 2007, the Corporation had sales of $811,698 with cost of sales of $245,818 for a gross profit of $565,880.

Comparatively, for the three months ended June 30, 2006, the Corporation had sales of $565,760 with cost of sales of $230,383 for a gross profit of $335,377.

For the three months ended June 30, 2007, the Corporation had general and administrative expenses of $405,291 and non-cash stock compensation of $0.00. For the three months ended June 30, 2006, the Corporation had general and administrative expenses of $267,055 and non-cash stock compensation of $29,250. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2007 decreased to 49.93% from 52.37% for the three months ended June 30, 2006 due to management's ongoing effort to maintain and/or reduce these types of expenses and non-cash stock compensation.


For the six months ended June 30, 2007, the Corporation had sales of $1,132,923 with cost of sales of $384,238 for a gross profit of $848,685.

Comparatively, for the six months ended June 30, 2006, the Corporation had sales of $716,722 with cost of sales of $341,719 for a gross profit of $375,203.

For the six months ended June 30, 2007, the Corporation had general and administrative expenses of $678,911 and non-cash stock compensation of $125,400.

For the six months ended June 30, 2006, the Corporation had general and administrative expenses of $540,589 and non-cash stock compensation of $29,250. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2007 decreased to 59.93% from 79.48% for the six months ended June 30, 2006 due to management's ongoing effort to maintain and/or reduce these types of expenses and non-cash stock compensation.

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

Our ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.
We are pursuing equity financing for our operations. Failure to secure such financing or to raise additional capital or attain materially profitable operations may result in the Corporation depleting its available funds and not being able pay its obligations.


Item 3. Controls and Procedures

During the six months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Timothy B. Shannon, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the six months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the period ended June 30, 2007, the Company issued 380,000 shares of common stock for services. The shares were valued at their fair market value of $125,400. In addition, the Company issued 125,571 shares of common stock for the conversion of debt of $17,580.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits

Exhibits included herewith are:

   31. Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2007

Dale Jarrett Racing Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director