Form 10QSB
period 2007-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2007-11-13
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2007: Common Stock - 22,093,502

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Dale Jarrett Racing Adventure, Inc.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2007(unaudited)
Statements of Operations for the
   three months and nine months ended
   September 30, 2007 and 2006
   (unaudited)
Statements of Cash Flows for the
   nine months ended September 30, 2007
   and 2006 (unaudited)
Notes to financial statements

Dale Jarrett Racing Adventure, Inc.
Balance Sheet
September 30, 2007
(Unaudited)

                   ASSETS
                   ------
Current assets:
  Cash                                                     $  238,487
  Inventory                                                     1,002
  Prepaid expenses and other current assets                   168,898
                                                           ----------
    Total current assets                                      408,387
                                                           ----------

Property and equipment, at cost, net of
 accumulated depreciation of $774,102                         356,468
                                                           ----------

                                                           $  764,855
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Note payable                                             $   35,564
  Current portion of long-term debt                            18,851
  Accounts payable                                             40,268
  Accrued expenses                                             74,657
  Accrued salaries - officers                                 100,000
  Deferred revenue                                            561,985
  Shareholder advances                                        202,670
                                                           ----------
    Total current liabilities                               1,033,995
                                                           ----------

Long-term debt                                                 46,575
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 22,093,502 shares issue and outstanding        220,935
  Additional paid-in capital                                4,737,136
  Deferred services                                           (31,250)
  Accumulated (deficit)                                    (5,242,536)
                                                           ----------
                                                             (315,715)
                                                           ----------
                                                           $  764,855
                                                           ==========


See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

                                          Three Months               Nine Months
                                       2007         2006         2007         2006
                                    ----------   ----------   ----------   ----------
Sales                               $  724,786   $  629,895   $1,857,709   $1,346,817
Cost of sales and services             265,699      277,502      649,937      619,221
                                    ----------   ----------   ----------   ----------
Gross profit                           459,087      352,393    1,207,772      727,596
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation       537,000       64,889      662,400       94,139
  General and administrative           300,643      213,134      979,554      753,724
                                    ----------   ----------   ----------   ----------
                                       837,643      278,023    1,641,954      847,863
                                    ----------   ----------   ----------   ----------
Income (loss) from operations         (378,556)      74,370     (434,182)    (120,267)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                        4,030          949        7,230        2,397
  Other income                               -        1,195            -        1,645
  Interest expense                      (4,755)      (5,591)     (13,553)     (19,059)
                                    ----------   ----------   ----------   ----------
                                          (725)      (3,447)      (6,323)     (15,017)
                                    ----------   ----------   ----------   ----------

(Loss) before taxes                   (379,281)      70,923     (440,505)    (135,284)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $ (379,281)  $   70,923   $ (440,505)  $ (135,284)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
   per share                        $      0.02   $     0.00   $    (0.02)   $    (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic               21,060,169   19,297,561   20,349,058   19,135,215
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- fully diluted       21,060,169   19,297,561   20,349,058   19,135,215
                                    ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

                                                 2007         2006
                                              ----------   ----------
Net cash provided by operating activities     $  (56,684)  $   38,918
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (137,271)      (88,735)
                                              ----------   ----------
    Net cash (used in) financing activities     (137,271)     (88,735)
                                              ----------   ----------

Cash flows from financing activities:
  Repayment of notes payable                      (4,497)     (57,939)
  Issuance of common stock                        80,000            -
  Repayment of long-term debt                    (18,334)     (19,110)
                                              ----------   ----------
    Net cash (used in) financing activities      (57,169)     (77,049)

(Decrease) in cash                              (136,786)    (126,866)
                                              ----------   ----------

Cash and cash equivalents,
 beginning of period                             375,273      313,576
                                              ----------   ----------
Cash and cash equivalents, end of period      $  238,487   $  186,710
                                              ==========   ==========




See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(4)  Stockholders' (Deficit)

During the period ended September 30, 2007, the Company issued 1,480,000 shares of common stock for services. The shares were valued at their fair market value of $572,400. The Company also issued 125,571 shares of common stock for the conversion of debt of $17,580.

During the period ended September 30, 2007, the Company issued 1,000,000 shares of common stock for cash aggregating $80,000. These shares were issued to employees at a discount from the fair market value of the shares of $90,000. The discount has been charged to operations during the period.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2007, the Company incurred net losses of $5,242,536 and for the nine months ended September 30, 2007, the Company incurred a net loss of $440,505. In addition, the Company has working capital and stockholder deficits of $625,608 and $315,715 at September 30, 2007.

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

The Corporation currently has classes planned through December 2008.

Capital and Source of Liquidity. The Corporation currently has no material commitments for capital expenditures. The Corporation has no plans for future capital expenditures such as additional race cars at this time.

The Corporation believes that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

Presently, the Corporation's revenue comprises almost one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue operations. The board of directors is currently pursuing equity financing.

For the nine months ended September 30, 2007, the Corporation acquired plant and equipment of $137,271 resulting in net cash used in investing activities of $137,271.

Comparatively, for the nine months ended September 30, 2006, the Corporation acquired plant and equipment of $88,735 resulting in net cash used in investing activities of $88,735.

The Corporation continues to look for ways to decrease its cash expenditures and still retain quality management and consultants. For the nine months ended September 30, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $4,497 and long-term debt of $18,334. Additionally, the Corporation issued common shares at $80,000 to investor relations consultants at a discount from the fair market value of the shares of $90,000. As a result, the Corporation had net cash provided by financing activities of $57,169 for the nine months ended September 30, 2007.

Comparatively, for the nine months ended September 30, 2006, the Corporation reduced its outstanding debt by repaying notes payable of $57,939 and long-term debt of $19,110. As a result, the Corporation had net cash used in financing activities of $77,049 for the nine months ended September 30, 2006.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues in addition to further equity financing.

Results of Operations.

For the three months ended September 30, 2007, the Corporation had sales of $724,786 with cost of sales of $265,699 for a gross profit of $459,087.

Comparatively, for the three months ended September 30, 2006, the Corporation had sales of $629,895 with cost of sales of $277,502 for a gross profit of $352,393.

For the three months ended September 30, 2007, the Corporation had general and administrative expenses of $300,643 and non-cash stock compensation of $537,000. For the three months ended September 30, 2006, the Corporation had general and administrative expenses of $213,134 and non-cash stock compensation of $64,889. The percentage of general and administrative expenses to revenues for the three months ended September 30, 2007 increased to 115.6% from 44.1% for the three months ended September 30, 2006 due to the payment of non-cash stock compensation.

For the nine months ended September 30, 2007, the Corporation had sales of $1,857,709 with cost of sales of $649,937 for a gross profit of $1,207,772.

Comparatively, for the nine months ended September 30, 2006, the Corporation had sales of $1,346,817 with cost of sales of $619,221 for a gross profit of $727,596.

For the nine months ended September 30, 2007, the Corporation had general and administrative expenses of $979,554 and non-cash stock compensation of $662,400.

For the nine months ended September 30, 2006, the Corporation had general and administrative expenses of $753,724 and non-cash stock compensation of $94,139. The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2007 increased to 88% from 62% for the nine months ended September

30, 2006 due to the payment of non-cash stock compensation.

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


Item 3. Controls and Procedures

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Timothy B. Shannon, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the period ended September 30, 2007, the Company issued 1,480,000 shares of common stock for services. The shares were valued at their fair market value of $572,400. The Company also issued 125,571 shares of common stock for the conversion of debt of $17,580.

During the period ended September 30, 2007, the Company issued 1,000,000 shares of common stock for cash aggregating $80,000. These shares were issued to investor relations consultants at a discount from the fair market value of the shares of $90,000. The discount has been charged to operations during the period.

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

Dated:  November 12, 2007

Dale Jarrett Racing Adventure, Inc.

By  /s/ Timothy B. Shannon
    ------------------------
    Timothy B. Shannon
    President and Director