Form 10KSB
period 2007-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2008-03-28
CIK 1094032

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2007
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

The Corporation's revenues for its most recent fiscal year were $2,738,352. As of December 31, 2007, the market value of the Corporation's voting $.0l par value common stock held by non-affiliates of the Corporation was $39,074,521.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2007 was 25,245,502 shares of its $.01 par value common stock.

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

The unearned services under the contracts aggregate $25,000 at December 31, 2007, and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended December 31, 2006, and December 31, 2007, amounted to $41,000 and $25,000, respectively. The services will be charged to expense ratably over the remaining terms of the contracts.

During the term of the agreements, the Licensor agreed not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the Corporation's business of owning and managing driving schools.

The Corporation has also agreed not to issue any additional common shares in the Corporation's stock to insiders, directors without the Licensor's approval. Additionally, any and all future financings will be offered to the Licensor prior to being offered to third parties. On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007 and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. If all of the debt as of December 31, 2007, were converted, the Corporation would be required to issue an additional 1,428,571 shares.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Dale Jarrett Racing Adventure, Inc. security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             3/31/05                     .28                   .28
             6/30/05                     .20                   .17
             9/30/05                     .18                   .18
            12/31/05                     .30                   .23
             3/31/06                     .50                   .44
             6/30/06                     .19                   .18
             9/30/06                     .22                   .22
            12/31/06                     .195                  .15
             3/31/07                     .23                   .19
             6/30/07                     .20                   .18
             9/30/07                     .43                   .39
            12/31/07                     .45                   .40

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of February 28, 2008, the number of holders of Corporation's common stock is 244.


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

For the year ended December 31, 2007, the Corporation acquired plant and equipment of $192,514 resulting in net cash used in investing activities of $192,514.

For the year ended December 31, 2006, the Corporation acquired plant and equipment of $89,710 resulting in net cash used in investing activities of $89,710.

The Corporation continues to look for ways to decrease its cash
expenditures and still retain quality management and consultants.   On
October 22, 2004, the Corporation's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

The following table summarizes the stock option activity:

                                    Stock          Weighted-average
                                   Options         Price per Share
                                   -------         ----------------
Outstanding at December 31, 2005
 and December 31, 2006             6,949,654                 $0.15
Exercised                           (125,571)                $0.14
Expired                           (1,895,512)                $0.14
                                   ---------
Balance December 31, 2007          4,928,571                 $0.15
                                   =========

At December 31, 2007, the Corporation has the following options outstanding all of which are exercisable:

Exercise price: $0.14; Outstanding: 1,428,571; Contractual life: .5 years

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 2.8 years

For the year ended December 31, 2007, the Corporation reduced its outstanding debt by repaying shareholder advances of $41,800, notes payable of $40,061 and long-term debt of $22,171. For the year ended December 31, 2007, the Corporation issued common shares for cash of $886,360.

For the year ended December 31, 2006, the Corporation reduced its outstanding debt by repaying shareholder advances of $60,074, notes payable of $77,939 and long-term debt of $26,467.

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007 and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. If all of the debt as of December 31, 2007, were converted, the Corporation would be required to issue an additional 1,428,571 shares.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the year ended December 31, 2007, the Corporation had sales of $2,738,352 with cost of sales of $958,283 for a gross profit of $1,780,069.

For the year ended December 31, 2007, the Corporation had general and administrative expenses of $1,615,660 and non-cash stock compensation of $1,104,400. The percentage of general and administrative expenses to revenues for the year ended December 31, 2007 increased to 59% from 54% for the year ended December, 2006 in spite of management's ongoing effort to maintain and/or reduce these types of expenses.

The non-cash stock compensation consisted of 2,510,000 shares of common stock issued for services valued at $1,014,400. The value assigned to the shares issued was based upon the trading value of the Corporation's common stock at the date the shares were authorized by the Corporation's Board of Directors.

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

Our auditors have expressed reservations concerning our ability to continue as a going concern. The Corporation has incurred significant losses from operations. This factor raises substantial doubt about our ability to continue as a going concern.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $832,166 at December 31, 2007.

     Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for us on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our financial statements for the year ended December 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control0 Intergrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that the Corporation's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.


ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for Directors of the Corporation. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the Corporation, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the Corporation. Directors receive no cash compensation or fees for their services rendered in such capacity.

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

Glenn Jarrett, age 54             Vice President                  Inception to Present
                                   Director

Kenneth J. Scott, age 51             Director                     January 26, 2007
                                                                      to present

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Timothy B. Shannon
President
Chief Executive Officer  2005     $60,000       -         -         -      -      -               -
                         2006     $75,000       -         -         -      -      -               -
                         2007    $110,000       -         -         -      -      -               -

Glenn Jarrett
COO                      2005       -           -         -         -      -      -               -
                         2006       -           -         -         -      -      -               -
                         2007       -           -         -         -      -      -               -

The Corporation retains the right to increase or decrease the cash compensation of its employees as necessitated by business conditions. At December 31, 2007, the Corporation had accrued salary for Timothy Shannon aggregating $100,000.

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

On June 2, 2003, the Corporation's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007 and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. If all of the debt as of December 31, 2007, were converted, the Corporation would be required to issue an additional 1,428,571 shares.

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

              Shareholdings at February 28, 2008

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares

Timothy Shannon                  1,875,000                7.43%
1197 Fox Chase Drive
Newton, NC 28658

Glenn Jarrett                    1,000,000                3.96%
3182 9th Tee Drive
Newton, NC 28658

Kenneth J. Scott                   509,260                2.02%
120A North Main Avenue
Newton, NC 28658

All Directors & Officers
as a group (3 persons)           2,875,000               13.41%




Brian Rosenbloom                 2,204,900                8.73%
9632 Maywood Drive
Windermere, FL 34786

Dale Jarrett                     1,500,000                5.94%
3182 9th Tee Drive
Newton, NC 28658

Brett Favre                      1,500,000                5.94%
132 Westover Drive
Hattiesburg, MS 39402

Ned Jarrett                      1,905,000                7.55%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Corporation made $60,074 and $41,800 of cash repayments of shareholder advances during the years ended December 31, 2006 and December 31, 2007, respectively. The aggregate balance of all advances amounted to $205,610 including accrued interest at December 31, 2007. The advances bear interest at 6% per annum and are expected to be repaid currently. Interest recorded was $14,760 and $13,560 for the years ended December 31, 2006 and December 31, 2007, respectively.

At December 31, 2007, the Corporation had accrued salary for Timothy B. Shannon, its officer, aggregating $100,000. The officer is due $75,000 per year in annual salary.

Director Independence.

The Corporation's Board of Directors consists of Timothy Shannon, Dale Jarrett and Kenneth Scott. Neither Timothy Shannon nor Dale Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".

ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $24,000 and $20,000 respectively, from Stark Winter Schenkein and Co., LLP for the 2007 and 2006 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter
Schenkein and Co., LLP during fiscal 2007 and 2006.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2006 and 2007 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 28, 2008

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon                CEO/CFO              March 28, 2008
-------------------             President/Director

/s/Kenneth J. Scott                  Director             March 28, 2008
-------------------

/s/Glenn Jarrett                     Director             March 28, 2008
-------------------               Vice President

DALE JARRETT RACING ADVENTURE, INC.
INDEX TO FINANCIAL STATEMENTS

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm          24
Balance Sheet                                                    25
Statements of Operations                                         26
Statement of Changes in Stockholders' (Deficit)                  27
Statements of Cash Flows                                         28
Notes to Financial Statements                                    31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. as of December 31, 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2007, and the results of its operations, and its cash flows for the years ended December 31, 2006 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 18, 2008

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheet
                           December 31, 2007

                   ASSETS
                   ------

Current assets:
  Cash                                                     $1,323,215
  Accounts receivable                                          43,594
  Inventory                                                     7,510
  Prepaid expenses and other current assets                   153,417
                                                           ----------
    Total current assets                                     1,527,736
                                                           ----------

Property and equipment, at cost, net of accumulated
 depreciation of $715,435                                     393,531
                                                           ----------
                                                           $1,921,267
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------

Current liabilities:
  Current portion of long-term debt                            19,027
  Accounts payable                                             30,512
  Accrued expenses                                            253,433
  Accrued salaries - officers                                 100,000
  Deferred revenue                                            832,166
  Shareholder advances                                        205,610
                                                           ----------
    Total current liabilities                               1,440,748
                                                           ----------

Long-term debt                                                 42,562
                                                           ----------

Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 25,245,502 shares issue and outstanding        252,455
  Additional paid-in capital                                5,953,976
  Unearned services                                           (25,000)
  Accumulated (deficit)                                    (5,743,474)
                                                           ----------
                                                              437,957
                                                           ----------
                                                           $1,921,267
                                                           ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                  Statements of Operations
      For The Years Ended December 31, 2007 and December 31, 2006

                                                 2007         2006
                                              ----------   -----------
Sales                                         $2,738,352   $2,144,327
Cost of sales and services                       958,283      873,441
                                              ----------   ----------
Gross profit                                   1,780,069    1,270,886
                                              ----------   ----------

General and administrative -
  Non cash stock compensation                  1,104,400       49,339
  General and administrative expenses          1,615,660    1,112,809
                                              ----------   ----------
                                               2,720,060    1,162,148
                                              ----------   ----------

Income (loss) from operations                   (939,991)     108,738

Other income and (expense):
  Interest income                                 10,627        3,702
  Other income                                     5,344        1,952
  Interest expense - shareholders                (13,560)     (14,760)
  Interest expense                                (3,865)     (11,233)
                                              ----------   ----------

Income (loss) before taxes                      (941,445)      88,399
Income taxes                                           -            -
                                              ----------   ----------

  Net income (loss)                           $ (941,445)  $   88,399
                                              ==========   ==========

Per share information basic and diluted:

  Income (loss) per share                     $    (0.05)  $     0.00
                                              ==========   ==========
  Weighted average shares outstanding         20,743,038   19,135,215
                                              ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statement of Stockholders' (Deficit)
      For the Years Ended December 31, 2007 and December 31, 2006

                                                                 Additional
                                         Common       Stock        Paid-in
          ACTIVITY                       Shares       Amount       Capital
                                       ----------   ----------   ----------
Balance December 31, 2005              18,999,876      189,999    3,958,753

Shares issued for services                488,055        4,880       44,459
Amortization of unearned services               -            -            -
Net income for the year ended
 December 31, 2006                              -            -            -
                                       ----------   ----------   ----------
Balance December 31, 2006              19,487,931      194,879    4,003,212

Shares issued for services              2,510,000       25,100    1,079,300
Shares purchased for cash               3,122,000       31,220      855,140
Shares exchanged for debt                 125,571        1,256       16,324
Amortization of unearned services               -            -            -
Net (loss) for the year ended
  December 31, 2007                             -            -            -
                                       ----------   ----------   ----------
Balance December 31, 2007              25,245,502   $  252,455   $5,953,976
                                       ==========   ==========   ==========




                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)      Statement of Stockholders' (Deficit)
      For the Years Ended December 31, 2007 and December 31, 2006

                                        Unearned    Accumulated
          ACTIVITY                      Services     (Deficit)      Total
                                       ----------   ----------   ----------

Balance December 31, 2005              $  (91,000)  $(4,890,428) $ (832,676)

Shares issued for services                      -            -       49,339
Amortization of unearned services          41,000            -       41,000
Net income for the year ended
 December 31, 2006                              -       88,399       88,399
                                       ----------   ----------   ----------
Balance December 31, 2006              $  (50,000) $(4,802,029)  $ (653,938)
                                       ==========  ===========   ==========

Shares issued for services                      -            -    1,104,400
Shares purchased for cash                       -            -      886,360
Shares exchanged for debt                       -            -       17,580
Amortization of unearned services          25,000            -       25,000
Net (loss) for the year ended
  December 31, 2007                             -     (941,445)    (941,445)
                                       ----------  -----------   ----------
Balance December 31, 2007              $  (25,000) $(5,743,474)  $  437,957
                                       ==========  ===========   ==========







See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Years Ended December 31, 2007 and December 31, 2006

                                                 2007         2006
                                              ----------   ----------
Net income (loss)                             $ (941,445)   $   88,399
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                101,847       107,148
    Common stock issued for services           1,104,400        49,339
    Interest added to officer loans               13,560        14,760
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable   (43,594)            -
    (Increase) decrease in inventory              (6,508)        7,993
    (Increase) decrease in prepaid expenses       46,094       (81,809)
    Increase (decrease) in deferred revenue      (34,866)      175,123
    Increase (decrease) in accrued officer
     compensation                                (37,285)      (30,000)
    Increase in accounts payable and accrued
     expenses                                    155,925       (15,066)
                                              ----------    ----------
      Total adjustments                        1,299,573       227,488
                                              ----------    ----------
    Net cash provided by operating activities    358,128       315,887
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment            (192,514)      (89,710)
                                              ----------    ----------
    Net cash (used in) investing activities     (192,514)      (89,710)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of shareholder advance               (41,800)      (60,074)
  Advance on note payable                        886,360             -
  Repayment of notes payable                     (40,061)      (77,939)
  Repayment of long-term debt                    (22,171)      (26,467)
                                              ----------    ----------
    Net cash (used in) financing activities      782,328      (164,480)
                                              ----------    ----------

Increase in cash and cash equivalents            947,942        61,697
Cash and cash equivalents, beginning             375,273       313,576
                                              ----------    ----------
Cash and cash equivalents, ending             $1,323,215    $  375,273
                                              ==========    ==========

                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)            Statements of Cash Flows
      For The Years Ended December 31, 2007 and December 31, 2006

                                                 2006         2005
                                              ----------   ----------

Supplemental cash flow information:
   Cash paid for interest                     $    3,865   $   61,307
                                              ==========   ==========
   Cash paid for income taxes                 $        -   $        -
                                              ==========   ==========

Non-cash Investing and Financing Activities:
  Common stock issued for retirement of debt  $   17,580   $        -
  Vehicles acquired for notes payable         $   49,172   $        -
                                              ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2007

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $832,166 December 31, 2007.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at a single financial institution aggregated $1,183,243 at December 31, 2007.

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

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 2006 and December 31, 2007.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $264,762 and $457,401 for the years ended December 31, 2006 and December 31, 2007, respectively.

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

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
Beginning January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

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

Recent Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for us on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our financial statements for the year ended December 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

Note 2. Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2006, the Company had net income of $88,399 and for the year ended December 31, 2007, the Company incurred a net loss of $941,445. In addition, the Company has limited working capital at December 31, 2007.

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

Note 3.  Property, Plant and Equipment.

Property, plant and equipment consist of the following at December 31, 2007:

Office furniture and equipment      $   60,026
Shop and track equipment               198,189
Race vehicles                          606,284
Vehicles - other                       321,314
                                   -----------
                                     1,185,813
Less accumulated depreciation         (792,282)
                                    ---------
                                    $  393,531
                                    ==========

Depreciation charged to operations was $66,148 and $76,847 for the years ended December 31, 2006, and December 31, 2007, respectively.

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

The unearned services under the contracts aggregate $25,000 at December 31, 2007, and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended December 31, 2006, and

December 31, 2007, amounted to $41,000 and $25,000, respectively. The services will be charged to expense ratably over the remaining terms of the contracts.

On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007 and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. If all of the debt as of December 31, 2005, were converted, the Company would be required to issue an additional 1,428,571 shares. During 2007 the Company converted $17,580 of debt into 125,571 shares of common stock pursuant to the exchange.

The following table summarizes the stock option activity:

                                    Stock          Weighted-average
                                   Options         Price per Share
                                   -------         ----------------
Outstanding at December 31, 2005
 and December 31, 2006             6,949,654                 $0.15
Exercised                           (125,571)                $0.14
Expired                           (1,895,512)                $0.14
                                   ---------
Balance December 31, 2007          4,928,571                 $0.15
                                   =========

At December 31, 2007, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.14; Outstanding: 1,428,571; Contractual life: .5 years

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 2.8 years

During the year ended December 31, 2006, the Company issued 488,055 shares of common stock for services valued at $49,339. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

During the year ended December 31, 2007, the Company issued 2,510,000 shares of common stock for services valued at $1,014,400. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

During the year ended December 31, 2007, the Company issued 2,122,000 shares of common stock for cash aggregating $806,360 pursuant to a private placement. In addition to receiving common shares the investors received 1,061,000 warrants to purchase one share of common stock at a price of $.55 for a period of two years. The Company also issued

1,000,000 shares of common stock for cash of $80,000 pursuant to a consulting agreement at a discount from market of $90,000 which has been charged to operations during the year.

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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2007 of approximately $4,000,000 that will expire through 2027. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 1,300,000
 Less valuation allowance                      (1,300,000)
                                              -----------
Net deferred tax asset                        $         -
                                              ===========
Note 6. Notes Payable and Long-term Debt

The Company has two vehicle purchase contracts outstanding at December 31, 2007, totaling $61,589. The loans are due in monthly installments of $1,557 including interest at 0.0% to 5% through July 2012. Two support vehicles collateralize the loans. Principal repayments are due as follows: $19,027 in 2008, $16,270 in 2009, $10,034 in 2010, $10,832 in
2011 and $5,156 in 2012.

Note 7. Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $49,332 and $35,465 for the years ended December 31, 2006 and December 31, 2007, respectively.

Note 8.  Related Party Transactions

The Company made $60,074 and $41,800 of cash repayments of shareholder advances during the years ended December 31, 2006 and December 31, 2007, respectively. The aggregate balance of all advances amounted to $205,610 including accrued interest at December 31, 2007. The advances bear interest at 6% per annum and are expected to be repaid currently. Interest recorded was $14,760 and $13,560 for the years ended December 31, 2006 and December 31, 2007, respectively.

At December 31, 2007, the Company had accrued salary for its officer aggregating $100,000. The officer is due $75,000 per year in annual salary.