Form 10-Q
period 2008-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2008-05-15
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  25,245,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                               March 31, 2008     December 31, 2007
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                              $  872,205        $1,323,215
  Accounts receivable                                   92,960            43,594
  Inventory                                              7,510             7,510
  Prepaid expenses and other current assets            132,613           153,417
                                                    ----------        ----------
    Total current assets                             1,105,288         1,527,736
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation                              497,615          393,531
                                                     ----------       ----------
Other assets                                             52,502                -
                                                     ----------       ----------
                                                     $1,655,405       $1,921,267
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   30,835       $   19,027
  Accounts payable                                      142,391           30,512
  Accrued expenses                                        3,820          253,433
  Accrued salaries - officers                                 -          100,000
  Deferred revenue                                    1,031,482          832,166
  Shareholder advances                                  169,370          205,610
                                                     ----------       ----------
    Total current liabilities                         1,377,898        1,440,748
                                                     ----------       ----------

Long-term debt                                           92,624           42,562
                                                     ----------       ----------
Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 25,245,502 shares issue and outstanding  252,455          252,455
  Additional paid-in capital                          5,953,976        5,953,976
  Deferred services                                     (18,750)         (25,000)
  Accumulated (deficit)                              (6,002,798)      (5,743,474)
                                                     ----------       ----------
                                                        184,883          437,957
                                                     ----------       ----------
                                                     $1,655,405       $1,921,267
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months Ended March 31, 2008 and 2007

                                                 2008         2007
                                              ----------   -----------
Sales                                         $  416,787    $  321,225
Cost of sales and services                       220,043       138,420
                                              ----------    ----------
Gross profit                                     196,744       182,805
                                              ----------    ----------

Expenses
  General and administrative - non cash
    stock compensation                                 -       125,400
  General and administrative expenses            458,733       273,620
                                              ----------    ----------
                                                 458,733       399,020
                                              ----------    ----------

(Loss) from operations                          (261,989)     (216,215)

Other income and (expense):
  Interest income                                  6,386         1,902
  Other income                                         -             -
  Interest expense                                (3,720)       (4,560)
                                              ----------    ----------
                                                   2,666        (2,658)
                                              ----------    ----------
(Loss) before taxes                             (259,323)     (218,873)
Income taxes                                           -             -
                                              ----------    ----------
  Net (loss)                                  $ (259,323)   $ (218,873)
                                              ==========    ==========

Per share information:

  Basic and diluted (loss) per share         $    (0.01)    $    (0.01)
                                              ==========    ==========
  Weighted average shares outstanding         25,245,502    19,993,502
                                              ==========    ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Three Months Ended March 31, 2008 and 2007

                                                 2008         2007
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (327,786)   $    7,494
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment            (117,575)      (50,569)
                                              ----------    ----------
    Net cash (used in) investing activities     (117,575)      (50,569)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                           -        (2,000)
  Repayment of long-term debt                     (5,649)       (8,340)
                                              ----------    ----------
    Net cash (used in) financing activities       (5,649)      (10,340)
                                              ----------    ----------

(Decrease) in cash                              (451,010)      (53,415)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                    1,323,215       375,273
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  872,205    $  321,858
                                              ==========    ==========

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2007, including notes thereto included in the Company's Form 10-KSB.

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

(3)  Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company's logo.

(4)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2008, the Company incurred net losses of $6,002,798 and for the three months ended March 31, 2008, the Company incurred a net loss of $259,323. In addition, the Company has a working capital deficit of $272,610 at March 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Presently, the Corporation's revenue and cash comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as the Corporation's financial situation dictates.

For the three months ended March 31, 2008, the Corporation acquired plant and equipment of $117,575 resulting in net cash used in investing activities of $117,575.

Comparatively, for the three months ended March 31, 2007, the Corporation acquired plant and equipment of $50,569 resulting in net cash used in investing activities of $50,569.

For the three months ended March 31, 2008, the Corporation reduced its outstanding debt by repaying long-term debt of $5,649. As a result, the Corporation had net cash used in financing activities of $5,649 for the three months ended March 31, 2008.

Comparatively, for the three months ended March 31, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $2,000 and long-term debt of $8,340. As a result, the Corporation had net cash used in financing activities of $10,340 for the three months ended March 31, 2007.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended March 31, 2008, the Corporation had sales of $416,787 with cost of sales of $220,043 for a gross profit of $196,744.

For the three months ended March 31, 2008, the Corporation had general and administrative expenses of $458,733. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2008 increased to 110% from 85% for the three months ended March 31, 2007 in spite of management's ongoing effort to maintain and/or reduce these types of expenses.

For the three months ended March 31, 2007, the Corporation had sales of $321,225 with cost of sales of $138,420 for a gross profit of $182,805.

For the three months ended March 31, 2007, the Corporation had general and administrative expenses of $273,620 and general and administrative
- noncash stock compensation of $125,400.

The non-cash stock compensation in 2007 consisted of 380,000 shares of common stock issued for services valued at $125,400. The value assigned to the shares issued was based upon the trading value of the Corporation's common stock at the date the shares were authorized by the Corporation's Board of Directors.

Plan of Operation. The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation's stage, many of which are beyond the Corporation's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The Corporation is not delinquent in any of its obligations even though the Corporation has generated limited operating revenues. The Corporation intends to market its products and services utilizing cash made available from operations. The Corporation's management is of the opinion that future revenues will be sufficient to pay its expenses for the next twelve months.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer