Form 10-Q
period 2008-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2008-08-08
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant's common stock, July 31, 2008:

  Common Stock  -  25,245,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                               June 30, 2008     December 31, 2007
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                              $  690,081        $1,323,215
  Accounts receivable                                   48,266            43,594
  Inventory                                              7,510             7,510
  Prepaid expenses and other current assets            137,784           153,417
                                                    ----------        ----------
    Total current assets                               883,641         1,527,736
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation                              501,345          393,531
                                                     ----------       ----------
Other assets                                            135,477                -
                                                     ----------       ----------
                                                     $1,520,463       $1,921,267
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   31,173       $   19,027
  Accounts payable                                      168,727           30,512
  Accrued expenses                                       21,337          253,433
  Accrued salaries - officers                                 -          100,000
  Deferred revenue                                      883,547          832,166
  Shareholder advances                                   69,308          205,610
                                                     ----------       ----------
    Total current liabilities                         1,174,092        1,440,748
                                                     ----------       ----------

Long-term debt                                           84,704           42,562
                                                     ----------       ----------
Stockholders' (deficit):
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 25,245,502 shares issue and outstanding  252,455          252,455
  Additional paid-in capital                          5,953,976        5,953,976
  Deferred services                                     (12,500)         (25,000)
  Accumulated (deficit)                              (5,932,264)      (5,743,474)
                                                     ----------       ----------
                                                        261,667          437,957
                                                     ----------       ----------
                                                     $1,520,463       $1,921,267
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Six Months Ended June 30,
2008 and 2007
(Unaudited)

                                          Three Months               Six Months
                                       2007         2006         2007         2006
                                    ----------   ----------   ----------   ----------
Sales                               $  851,682   $  811,698   $1,268,469   $1,132,923
Cost of sales and services             365,656      245,818      611,467      384,238
                                    ----------   ----------   ----------   ----------
Gross profit                           486,026      565,880      657,002      748,685
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation             -            -            -      125,400
  General and administrative           417,710      405,291      850,675      678,911
                                    ----------   ----------   ----------   ----------
                                       417,710      405,291      850,675      804,311
                                    ----------   ----------   ----------   ----------
Income (loss) from operations           68,316      160,589     (193,673)     (55,626)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                        4,351        1,298       10,737        3,200
  Interest expense                      (1,930)      (4,238)      (5,650)      (8,798)
                                    ----------   ----------   ----------   ----------
                                         2,421       (2,940)       5,087       (5,598)
                                    ----------   ----------   ----------   ----------

Income (loss) before taxes              70,737      157,649     (188,586)     (61,224)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $   70,737   $  157,649   $ (188,586)  $  (61,224)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $     0.00   $     0.01   $    (0.01)   $   (0.00)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic               25,245,502   19,993,502   25,245,502   19,993,502
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- fully diluted       25,245,502   24,658,260   25,245,502   19,993,502
                                    ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Six Months Ended June 30, 2008 and 2007

                                                 2008         2007
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (285,368)   $   24,767
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment
    And vehicles under construction             (234,535)     (114,073)
                                              ----------    ----------
    Net cash (used in) investing activities     (234,535)     (114,073)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                     (13,231)       (3,803)
  Repayment of officer loan                     (100,000)            -
  Repayment of long-term debt                          -       (14,378)
                                              ----------    ----------
    Net cash (used in) financing activities     (113,231)      (18,181)
                                              ----------    ----------

(Decrease) in cash                              (633,134)     (107,487)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                    1,323,215       375,273
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  690,081    $  267,786
                                              ==========    ==========

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2008, the Company incurred net losses of $5,932,264 and for the six months ended June 30, 2008, the Company incurred a net loss of $188,586. In addition, the Company had a working capital deficit of $290,451 at June 30, 2008.

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

For the six months ended June 30, 2008, the Corporation acquired plant and equipment and vehicles under construction of $234,535 resulting in net cash used in investing activities of $234,535.

Comparatively, for the six months ended June 30, 2007, the Corporation acquired plant and equipment and vehicles under construction of $114,073 resulting in net cash used in investing activities of $114,073.

For the six months ended June 30, 2008, the Corporation reduced its outstanding debt by repaying notes payable of $13,231 and repaying an officer loan of $100,000. As a result, the Corporation had net cash used in financing activities of $113,231 for the six months ended June 30, 2008.

Comparatively, for the six months ended June 30, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $3,803 and long-term debt of $14,378. As a result, the Corporation had net cash used in financing activities of $18,181 for the six months ended June 30, 2007.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended June 30, 2008, the Corporation had sales of $851,682 with cost of sales of $365,656 for a gross profit of $486,026 or 57%.

Comparatively, for the three months ended June 30, 2007, the Corporation had sales of $811,698 with cost of sales of $245,818 for a gross profit of $565,880 or 70%.

The decrease in the gross profit percentage resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather.

For the three months ended June 30, 2008, the Corporation had general and administrative expenses of $417,710. For the three months ended June 30, 2007, the Corporation had general and administrative expenses of $405,291. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2008 decreased to 49% from 50% for the three months ended June 30, 2007 resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather.

For the six months ended June 30, 2008, the Corporation had sales of $1,268,469 with cost of sales of $611,467 for a gross profit of $657,002 or 52%.

Comparatively, for the six months ended June 30, 2007, the Corporation had sales of $1,132,923 with cost of sales of $384,238 for a gross profit of $748,685 or 66%.

The decrease in the gross profit percentage resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather

For the six months ended June 30, 2008, the Corporation had general and administrative expenses of $850,675.

For the six months ended June 30, 2007, the Corporation had general and administrative expenses of $678,911 and non-cash stock compensation of $125,400. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2008 increased to 67% from 60% for the six months ended June 30, 2007 resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 8, 2008

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer