Form 10-Q
period 2008-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2008-10-31
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

The number of outstanding shares of the registrant's common stock, October 31, 2008:

  Common Stock  -  25,245,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                            September 30, 2008     December 31, 2007
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                              $  550,815        $1,323,215
  Accounts receivable                                   40,277            43,594
  Inventory                                              7,510             7,510
  Prepaid expenses and other current assets            191,149           153,417
                                                    ----------        ----------
    Total current assets                               789,751         1,527,736
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation                              640,226          393,531
                                                     ----------       ----------
Other assets                                              2,975                -
                                                     ----------       ----------
                                                     $1,432,952       $1,921,267
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   32,518       $   19,027
  Accounts payable                                      166,334           30,512
  Accrued salaries - officers                                 -          100,000
  Accrued expenses                                       16,171          253,433
  Deferred revenue                                      876,788          832,166
  Shareholder advances                                   70,748          205,610
                                                     ----------       ----------
    Total current liabilities                         1,162,559        1,440,748
                                                     ----------       ----------

Long-term debt                                           75,694           42,562
                                                     ----------       ----------
Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 25,245,502 shares issue and outstanding  252,455          252,455
  Additional paid-in capital                          5,953,976        5,953,976
  Deferred services                                      (6,250)         (25,000)
  Accumulated (deficit)                              (6,005,482)      (5,743,474)
                                                     ----------       ----------
                                                        194,699          437,957
                                                     ----------       ----------
                                                     $1,432,952       $1,921,267
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

                                          Three Months               Nine Months
                                       2008         2007         2008         2007
                                    ----------   ----------   ----------   ----------
Sales                               $  550,186   $  724,786   $1,818,655   $1,857,709
Cost of sales and services             274,133      265,699      885,599      649,937
                                    ----------   ----------   ----------   ----------
Gross profit                           276,053      459,087      933,056    1,207,772
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation             -      537,000            -      662,400
  General and administrative           357,935      300,643    1,208,610      979,554
                                    ----------   ----------   ----------   ----------
                                       357,935      837,643    1,208,610    1,641,954
                                    ----------   ----------   ----------   ----------
Income (loss) from operations          (81,882)    (378,556)    (275,554)    (434,182)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                       11,589        4,030       22,326        7,230
  Interest expense                      (3,131)      (4,755)      (8,781)     (13,553)
                                    ----------   ----------   ----------   ----------
                                         8,458         (725)      13,545       (6,323)
                                    ----------   ----------   ----------   ----------

Income (loss) before taxes             (73,424)    (379,281)    (262,009)    (440,505)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $  (73,424)   $(379,281)  $ (262,009)  $ (440,505)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $     0.00   $     0.02   $    (0.01)   $   (0.02)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   outstanding- basic and
     diluted                        25,245,502   21,060,169   25,245,502   20,349,058
                                    ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Cash Flows
For The Nine Months Ended September 30, 2008 and 2007
(Unaudited)

                                                 2008         2007
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (480,192)   $  (56,684)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of property and equipment         (271,312)     (137,271)
                                              ----------    ----------
    Net cash (used in) investing activities     (271,312)     (137,271)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                           -        (4,497)
  Issuance of common stock                             -        80,000
  Repayment of long-term debt                    (20,896)      (18,334)
                                              ----------    ----------
    Net cash (used in) financing activities      (20,896)       57,169
                                              ----------    ----------

(Decrease) in cash                              (772,400)     (136,786)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                    1,323,215       375,273
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  550,815    $  238,487
                                              ==========    ==========

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2008, the Company incurred net losses of $6,005,482 and for the nine months ended September 30, 2008, the Company incurred a net loss of $262,009. In addition, the Company has a working capital deficit of $372,808 at September 30, 2008.

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

For the nine months ended September 30, 2008, the Corporation acquired property and equipment of $271,312 resulting in net cash used in investing activities of $271,312.

Comparatively, for the nine months ended September 30, 2007, the Corporation acquired property and equipment of $137,271 resulting in net cash used in investing activities of $137,271.

For the nine months ended September 30, 2008, the Corporation reduced its outstanding debt by repaying long-term debt of $20,896. As a result, the Corporation had net cash used in financing activities of $20,896 for the nine months ended September 30, 2008.

Comparatively, for the nine months ended September 30, 2007, the Corporation reduced its outstanding debt by repaying notes payable of $4,497 and long-term debt of $18,334. For the nine months ended September 30, 2007, the Corporation received proceeds from the issuance of common stock of $80,000. As a result, the Corporation had net cash provided by financing activities of $57,169 for the nine months ended September 30, 2007.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended September 30, 2008, the Corporation had sales of $550,186 with cost of sales of $274,133 for a gross profit of $276,053 or 50%.

Comparatively, for the three months ended September 30, 2007, the Corporation had sales of $724,786 with cost of sales of $265,699 for a gross profit of $459,087 or 63%.

The decrease in the gross profit percentage resulted primarily from the significant downturn of domestic economic conditions.

For the three months ended September 30, 2008, the Corporation had general and administrative expenses of $357,935. For the three months ended September 30, 2007, the Corporation had general and administrative expenses of $300,643. The percentage of general and administrative expenses to revenues for the three months ended September 30, 2008 increased to 65% from 41% for the three months ended September 30, 2007 resulted primarily from an increase in radio and internet advertising. In addition, the Corporation incurred stock compensation of $537,000 during the three months ended September 30, 2007.

For the nine months ended September 30, 2008, the Corporation had sales of $1,818,655 with cost of sales of $885,599 for a gross profit of $933,056 or 51%.

Comparatively, for the nine months ended September 30, 2007, the Corporation had sales of $1,857,709 with cost of sales of $649,937 for a gross profit of $1,207,772 or 65%.

The decrease in the gross profit percentage resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather and the significant downturn in domestic economic conditions.

For the nine months ended September 30, 2008, the Corporation had general and administrative expenses of $1,208,610.

For the nine months ended September 30, 2007, the Corporation had general and administrative expenses of $979,554 and non-cash stock compensation of $662,400. The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2008 increased to 66% from 53% for the nine months ended September 30, 2007 resulted primarily from the doubling of event days in early January at our major venue, the Talladega Superspeedway due to inclement weather.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: October 30, 2008

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer