Form 10-K
period 2008-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-03-30
CIK 1094032

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       000-27251

                    DALE JARRETT RACING ADVENTURE, INC.
                                  (Exact name of registrant in its charter)

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


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $920,145.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 15, 2009 was 24,995,502 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Dale Jarrett Racing Adventure, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     33
ITEM 9A. CONTROLS AND PROCEDURES                                   33
ITEM 9B.  OTHER INFORMATION                                        34

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       35
ITEM 11.  EXECUTIVE COMPENSATION                                   37
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   41
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   41

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  42

PART I

 ITEM 1.   BUSINESS

The registrant was formed as a C corporation and incorporated November 24, 1998. The registrant is currently not involved with any proceedings, bankruptcy or receiverships.

The registrant is in the operational stage and offers entertainment based oval driving schools and events. These classes are conducted at various racetracks throughout the country.

The registrant completed its first driving classes in Rockingham, NC July of 1999. Since July 4th, 1999, the registrant has run classes at over forty NASCAR tracks.

The registrant currently owns fifteen (15) race cars. These race cars are classified as stock cars and are equipped for oval or round tracks only. They are fully loaded with brand new race engines, six (6) point harnesses, neck and head restraints, communications, track specific gears and complete safety cages.

The registrant has negotiated terms with over forty (40) racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

On October 29, 2008, the registrant introduced its new World War II Adventure. Participants receive a three day opportunity to relive the experience of a B-17 aviator heading out on a bombing mission over enemy territory for $1,941. Our debut adventure was February 27-March 1, 2009.

Products and Services. The registrant offers five(5) types of ride or drive programs for individuals and corporations. The "Qualifier" is a three(3) lap ride with a professional driver which lasts about five(5) minutes, depending on the length of the track. The "Season Opener" is a half day training class culminating in the student driving for ten(10) laps. The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving twenty(20) or thirty(30) laps respectively. The "Advanced Stock Car Adventure" is a full day sixty
(60) lap class.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

The main purpose of each event is the thrill of actually driving the race car.

The registrant's objective is to utilize this first "hub" of fifteen
(15) race cars on the east coast to their full potential. It is in the registrant's plans that once this first hub becomes utilized at least fifteen(15) days per month and is profitable, to then add another "hub" on the West Coast. This would entail the purchase of another ten(10) race cars and the support equipment necessary to maintain them.

The registrant has purchased fifteen (15) stock cars at an approximate
price of $50,000 per car.   Parts are nominal due to the lack of any
sustained stress on the cars, approximately $10,000 per month per site. Staffing costs are approximately $20,000 per month at each active "hub". The registrant owns a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4000 per day.

The registrant also offers a number of add-on sale items including CDs from its Adventure Cam located in the car (two cameras), clothing, souvenirs and photography.

The registrant is currently developing its logos and marketing materials and will commence the trademarking process for its name and various products and services.

Marketing.   The registrant offers its products and services at various
tracks throughout the country.   The registrant employs a marketing
director. This individual is primarily responsible with closing the prospects created through promotion. These services will be sold as corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio.

Promotional and Licensing Agreements. In December 1998, the registrant entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre (individually, the "Licensor") whereby these individuals have granted the registrant the use of their names and likeliness in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or television commercials as set out in each agreement. Ned Jarrett is the father of Dale Jarrett and Glenn Jarrett. Dale Jarrett is the father of Jason Jarrett.

Pursuant to these agreements, the registrant has issued an aggregate of 5,500,000 Common Shares of the registrant. The term of each agreement is Ten (10) years unless sooner terminated by the occurrence of any of the following:

(a) a material breach by the registrant of the agreement which breach has not been satisfied within thirty (30) days of receipt of written notice from the Licensor;

(b)  upon receipt of written notice from the Licensor if, as a result of
(i) any act or omission of the registrant, (ii) any claim or charge against the registrant or (iii) any other occurrence or circumstances involving the registrant, the continued association of Licensor with the registrant would be detrimental to the value of the Licensed Material or to Licensor's image or reputation;

(c) the failure of the registrant to continually operate and manage the business according to the policies, practices and standards agreed to by the parties;

(d) the failure of the registrant to comply with any laws and regulations, the consequences of which are material adverse to the registrant.

The unearned services under the contracts aggregate $25,000 at December 31, 2008, and are classified as a reduction of stockholders' equity. Services charged to expense during the years ended December 31, 2008, and December 31, 2007, amounted to $25,000 and $25,000, respectively. The services were charged to expense ratably over the terms of the contracts.

During the term of the agreements, the Licensor agreed not to directly or indirectly (whether for compensation or otherwise), provide promotional appearances or services to any business which competes with the registrant's business of owning and managing driving schools.

On June 2, 2003, the registrant's board of directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. During 2007, the registrant converted $17,580 of debt into 125,571 shares of common stock pursuant to the exchange. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007, and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. The balance of the debt was repaid during 2008.

Competition. The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There is one well-established market leader (Richard Petty Driving Experience) that is nationally recognized and which possess substantially greater financial, marketing personnel and other resources than the registrant. There are also a small number of local or regional schools. Virtual reality driving experiences are also becoming more and more realistic and therefore a growing
competitor.   It is also likely that other competitors will emerge in
the near future. There is no assurance that the registrant will compete successfully with other established driving schools. The registrant shall compete on the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees. The registrant employs seven full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of the registrant's marketing plan. Each active location has up to 25 employees including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.

Additional employees and/or independent contractors will be obtained as required.

Seasonal Nature of Business Activities.   The registrant's operations
have shown to be seasonal partly because some track locations may only operate on certain days or certain times of the year. Primarily, this is due to the weather. It is the registrant's plans to run more tracks in the south during the winter. The registrant expects a steady revenue stream throughout the year.

Government Regulation. The registrant does not currently need any government approval of our services. The registrant is not aware of any existing or probable governmental regulations on our business or industry. The registrant is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker's compensation and property and casualty insurance.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

The registrant's executive offices which consist of 1,500 square feet are located at 120A North Main Avenue, Newton, North Carolina 28658.
The registrant's garage which consists of 7,500 square feet is located at 144 Allred Road, Lincoln, Alabama 35096. These facilities are leased on a month to month basis for a combined rent of $3,800 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October, 28, 2008, in addition to electing new directors, the shareholders voted to amend and restate the Articles of Incorporation that, among other things, amended the existing Articles of Incorporation by: (i) increased the number of authorized shares of common stock to 200,000,000 shares and authorized 5,000,000 shares of a new class of preferred stock; (ii) classified the board of directors into three classes, with each class elected for a staggered three-year term and
(iii) required that any shareholder action to elect or to remove directors be effected at a duly called annual or special meeting of the shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board on June 22, 2000 under the symbol "DJRT".

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.
        Quarter  Ended                 High Bid             Low Bid
             3/31/06                     .50                   .44
             6/30/06                     .19                   .18
             9/30/06                     .22                   .22
            12/31/06                     .195                  .15
             3/31/07                     .23                   .19
             6/30/07                     .20                   .18
             9/30/07                     .43                   .39
            12/31/07                     .45                   .40
             3/31/08                     .45                   .15
             6/30/08                     .25                   .11
             9/30/08                     .15                   .09
            12/31/08                     .09                   .03

b) Holders. At February 28, 2009, there were approximately 244 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2008, the registrant repurchased 855,000 shares of common stock for cash aggregating $85,500. These shares were retired in 2009.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Demand for the registrant's products are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the registrant's activities are the receipt of revenues from its driving school services and products, the registrant's business operations may be adversely affected by the registrant's competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation's products as well as the private sale of the registrant's stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant's continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation's financial statements.

The registrant currently has classes planned through December 2009.

Capital and Source of Liquidity. The registrant currently has no material commitments for capital expenditures. The registrant has no plans for future capital expenditures such as additional race cars at this time.

The registrant believes that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

Presently, the registrant's revenue comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as the registrant's financial situation dictates.

For the year ended December 31, 2008, the registrant acquired plant and equipment of $286,644 resulting in net cash used in investing activities of $286,644.

For the year ended December 31, 2007, the registrant acquired plant and equipment of $192,514 resulting in net cash used in investing activities of $192,514.

The registrant continues to look for ways to decrease its cash expenditures and still retain quality management and consultants. On October 22, 2004, the registrant's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

                                   Stock          Weighted-average
                                   Options         Price per Share
                                   -------         ---------------
Outstanding at
Balance at December 31, 2006       6,949,654                 $0.15
Exercised                           (125,571)                $0.14
Expired                           (1,895,512)                $0.14
                                   ---------
Balance at December 31, 2007       4,928,571                 $0.15
Expired                           (1,428,571)                $0.14
                                   ---------
Balance at December 31, 2008       3,500,000                 $0.15
                                   =========

At December 31, 2008, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life:
1.8 years

For the year ended December 31, 2008, the registrant reduced its outstanding debt by repaying shareholder advances of $210,922 and long-term debt of $28,647. For the year ended December 31, 2008, the registrant redeemed common shares for $85,500. As a result, the registrant had net cash used in financing activities of $325,069.

For the year ended December 31, 2007, the registrant reduced its outstanding debt by repaying shareholder advances of $41,800, notes payable of $40,061 and long-term debt of $22,171. For the year ended December 31, 2007, the registrant issued common shares for cash of $886,360. As a result, cash provided by financing activities was $782,328.

On June 2, 2003, the registrant's board of directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. During 2007, the registrant converted $17,580 of debt into 125,571 shares of common stock pursuant to the exchange. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007, and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. The balance of the debt was repaid during 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the year ended December 31, 2008, the registrant had sales of $2,667,526 with cost of sales of $1,208,521 for a gross profit of $1,459,005.

For the year ended December 31, 2008, the registrant had general and administrative expenses of $1,758,028. The percentage of general and administrative expenses to revenues for the year ended December 31, 2008 increased to 66% from 59% for the year ended December, 2007 in spite of management's ongoing effort to maintain and/or reduce these types of expenses.

For the year ended December 31, 2007, the registrant had sales of $2,738,352 with cost of sales of $958,283 for a gross profit of $1,780,069.

For the year ended December 31, 2007, the registrant had general and administrative expenses of $1,615,660 and non-cash stock compensation of $1,104,400. The percentage of general and administrative expenses to revenues for the year ended December 31, 2007 increased to 59% from 54% for the year ended December, 2006 in spite of management's ongoing effort to maintain and/or reduce these types of expenses.

The non-cash stock compensation consisted of 2,510,000 shares of common stock issued for services valued at $1,014,400. The value assigned to the shares issued was based upon the trading value of the registrant's common stock at the date the shares were authorized by the registrant's board of directors.

Plan of Operation. The registrant may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the registrant's stage, many of which are beyond the registrant's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The registrant is not delinquent in any of its obligations even though the registrant has generated limited operating revenues. The registrant intends to market its products and services utilizing cash made available from the private sale of its securities and operations. The registrant's management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay its expenses for the next twelve months.

Our auditors have expressed reservations concerning our ability to continue as a going concern. The registrant has incurred significant losses from operations. This factor raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is contingent upon our ability to increase revenues, increase ownership equity and attain profitable operations. In addition, the registrant's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the registrant operates.

The registrant is not currently pursuing financing for its operations. The registrant is seeking to expand its revenue base. Failure to expand its revenue base may result in the registrant depleting its available funds and not being able pay its obligations.

Critical Accounting Policies

     Revenue Recognition

In general, the registrant records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the registrant:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the registrant's historical return experience, however sales returns have not been significant due to the nature of the services provided by the registrant.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated
$946,469 and $832,166 at December 31, 2008 and 2007.

     Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the registrant's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.
The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157" was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, has not had a material effect on the registrant's consolidated financial statements. The registrant is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments,
(b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity's financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the registrant's financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the registrant in the first quarter of fiscal 2009. The registrant does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dale Jarrett Racing Adventure, Inc.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        16
Financial Statements of Dale Jarrett Racing Adventure, Inc.:
  Balance Sheets as of December 31, 2008 and 2007              17
  Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           18
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2008 and 2007                 19
  Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 21
  Notes to Financial Statements                                23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 20, 2009

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                           December 31, 2008

                                              2008             2007
                                              ----             ----
                                ASSETS
                                ------
Current assets:
  Cash                                     $  522,695        $1,323,215
  Accounts receivable                          41,725            43,594
  Note receivable                              10,000                 -
  Inventory                                     5,522             7,510
  Prepaid expenses and other current assets   140,883           153,417
                                           ----------        ----------
    Total current assets                      720,825         1,527,736
                                           ----------        ----------
Property and equipment, at cost, net of
 accumulated depreciation of $628,355 and
 $792,282                                     604,295           393,531
                                           ----------        ----------
Other assets                                    6,684                 -
                                           $1,331,804        $1,921,267
                                           ==========        ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt        $   28,634        $   19,027
  Accounts payable                            198,121            30,512
  Accrued expenses                             15,337           253,433
  Accrued salaries - officers                       -           100,000
  Deferred revenue                            946,469           832,166
  Shareholder advances                              -           205,610
                                           ----------        ----------
    Total current liabilities               1,188,561         1,440,748
                                           ----------        ----------

Long-term debt                                 71,827            42,562
                                           ----------        ----------
Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized,                    -                 -
  Common stock, $.0001 par value,
   200,000,000 shares authorized, 24,995,502
   shares issue and outstanding                24,995            24,995
  Additional paid-in capital                6,095,936         6,181,436
  Unearned services                                 -           (25,000)
  Accumulated (deficit)                    (6,049,515)       (5,743,474)
                                           ----------        ----------
                                               71,416           437,957
                                           ----------        ----------
                                           $1,331,804        $1,921,267
                                           ==========        ==========

           See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                  Statements of Operations
      For The Years Ended December 31, 2008 and 2007

                                                 2008         2007
                                              ----------   -----------
Sales                                         $2,667,526    $2,738,352
Cost of sales and services                     1,208,521       958,283
                                              ----------    ----------
Gross profit                                   1,459,005     1,780,069
                                              ----------    ----------

General and administrative -
  Non cash stock compensation                          -     1,104,400
  General and administrative expenses          1,758,028     1,615,660
                                              ----------    ----------
                                               1,758,028     2,720,060
                                              ----------    ----------
Income (loss) from operations                   (299,023)     (939,991)

Other income and (expense):
  Interest income                                 19,601        10,627
  Other income                                         -         5,344
  Loss on disposal of assets                     (15,225)            -
  Interest expense - shareholders                 (5,312)      (13,560)
  Interest expense                                (6,082)       (3,865)
                                              ----------    ----------

Income (loss) before taxes                      (306,041)     (941,445)
Income taxes                                           -             -
                                              ----------    ----------

  Net income (loss)                           $ (306,041)   $ (941,445)
                                              ==========    ==========

Per share information basic and diluted:

  Income (loss) per share                     $    (0.01)   $    (0.05)
                                              ==========    ==========
  Weighted average shares outstanding         24,995,502    20,743,038
                                              ==========    ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statement of Stockholders' Equity
      For the Years Ended December 31, 2008 and December 31, 2007

                                                                 Additional
                                         Common       Stock        Paid-in
          ACTIVITY                       Shares       Amount       Capital
                                       ----------   ----------   ----------
Balance December 31, 2006              19,237,931       19,238    4,178,853

Shares issued for services              2,510,000        2,510    1,101,890
Shares purchased for cash               3,122,000        3,122      883,238
Shares exchanged for debt                 125,571          125       17,455
Amortization of unearned services               -            -            -
Net (loss) for the year ended
  December 31, 2007                             -            -            -
                                       ----------   ----------   ----------
Balance December 31, 2007              24,995,502   $   24,995   $6,181,436
Shares redeemed for cash                        -            -      (85,500)
Amortization of unearned services               -            -            -
Net (loss) for the year ended
  December 31, 2008                             -            -            -
Balance December 31, 2008              24,995,502   $  24,995    $6,095,936
                                       ==========   ==========   ==========




                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)      Statement of Stockholders' (Deficit)
      For the Years Ended December 31, 2008 and December 31, 2007

                                        Unearned    Accumulated
          ACTIVITY                      Services     (Deficit)      Total
                                       ----------   ----------   ----------

Balance December 31, 2006              $  (50,000) $(4,802,029)  $ (653,938)
                                       ==========  ===========   ==========

Shares issued for services                      -            -    1,104,400
Shares purchased for cash                       -            -      886,360
Shares exchanged for debt                       -            -       17,580
Amortization of unearned services          25,000            -       25,000
Net (loss) for the year ended
  December 31, 2007                             -     (941,445)    (941,445)
                                       ----------  -----------   ----------
Balance December 31, 2007              $  (25,000) $(5,743,474)  $  437,957
Shares redeemed for cash                        -            -      (85,500)
Amortization of unearned services          25,000            -       25,000
Net (loss) for the year ended
  December 31, 2008                             -     (306,041)    (306,041)
                                       ----------  -----------   ----------
Balance December 31, 2008              $        -  $(6,049,515)  $   71,416
                                       ==========  ===========   ==========







See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Years Ended December 31, 2008 and December 31, 2007

                                                 2008         2007
                                              ----------   ----------
Net income (loss)                             $ (306,041)  $ (941,445)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                146,490      101,847
    Common stock issued for services                   -    1,104,400
    Loss on disposal of assets                    15,225            -
    Interest added to officer loans                5,312       13,560
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable     1,869      (43,594)
    (Increase) decrease in inventory               1,988       (6,508)
    (Increase) decrease in prepaid expenses
      and other current assets                    12,534       46,094
    (increase) decrease in note receivable       (10,000)           -
    Increase (decrease) in deferred revenue      114,302      (34,866)
    Increase (decrease) in accrued salaries -
     officers                                   (100,000)     (37,285)
    Increase in accounts payable and accrued
     expenses                                    (70,486)     155,925
                                              ----------    ---------
      Total adjustments                          117,234    1,299,573
                                              ----------   ----------
    Net cash provided by (used in) operating
     activities                                 (188,807)     358,128
                                              ----------    ---------
Cash flows from investing activities:
  Acquisition of plant and equipment            (286,644)    (192,514)
                                              ----------    ---------
    Net cash (used in) investing activities     (286,644)    (192,514)
                                              ----------    ---------

Cash flows from financing activities:
  Repayment of shareholder advance              (210,922)     (41,800)
  Shares issued for cash                               -      886,360
  Shares redeemed for cash                       (85,500)           -
  Repayment of notes payable                           -      (40,061)
  Repayment of long-term debt                    (28,647)     (22,171)
                                              ----------    ---------
    Net cash provided by (used in) financing
      activities                                (325,069)     782,328
                                              ----------    ---------
Increase (decrease) in cash and cash
  equivalents                                   (800,520)      947,942
Cash and cash equivalents, beginning           1,323,215       375,273
                                              ----------    ----------
Cash and cash equivalents, ending             $  522,695    $1,323,215
                                              ==========    ==========

                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)            Statements of Cash Flows
      For The Years Ended December 31, 2008 and December 31, 2007

                                                 2008         2007
                                              ----------   ----------

Supplemental cash flow information:
   Cash paid for interest                     $    3,865   $   3,865
                                              ==========   =========
   Cash paid for income taxes                 $        -   $       -
                                              ==========   =========

Non-cash Investing and Financing Activities:
  Common stock issued for retirement of debt  $        -   $   17,580
  Vehicles acquired for notes payable         $   67,519   $   49,172
                                              ==========   ==========





See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Notes to Financial Statements
December 31, 2008

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated
$946,469 and $832,166 at December 31, 2008 and 2007.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. There were no allowances at December 31, 2008 or 2007.

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

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 2008 and 2007.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $564,609 and $457,401 for the years ended December 31, 2008 and 2007.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash, accounts and notes receivable, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

Stock-Based Compensation

The Company records stock based compensation in accordance with SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

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

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after

December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157" was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, has not had a material effect on the Company's consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity's financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the Company's financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

Note 2. Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31,

2008 and 2007, the Company incurred net losses of $306,041 and $941,445. In addition, the Company has negative working capital of $467,736 at December 31, 2008.

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

Note 3.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at December 31, 2008 and 2007:

                                         2008         2007
                                         ----         ----
Office furniture and equipment      $   54,593    $  60,026
Software                                26,398            -
Shop and track equipment               202,973      198,189
Race vehicles                          569,359      606,284
Vehicles - other                       379,327    _ 321,314
                                    ----------    ---------
                                     1,232,650    1,185,813
Less accumulated depreciation         (628,355)    (792,282)
                                    ----------   ----------
                                    $  604,295   $  393,531
                                    ==========   ==========

Depreciation charged to operations was $121,490 and $76,847 for the years ended December 31, 2008, and 2007.

Note 4. Stockholders' Equity

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

During October 2008, the Company amended its Articles of
Incorporation to authorize 5,000,000 shares of $.0001 par value preferred stock and 200,000,000 shares of $.0001 par value common stock. The par value of the Company's outstanding common stock has been adjusted to reflect the change in par value.

During December 1998, the Company negotiated personal service contracts with certain members of the Jarrett family and Brett Favre. The Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts require the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts.

Services charged to expense during the years ended December 31, 2008, and 2007, amounted to $25,000 and $25,000.

On June 2, 2003, the Company's Board of Directors approved the exchange of all or a portion of the indebtedness to its officers and directors and a consultant for restricted common stock at an exchange price of $.14 per share. During 2007 the Company converted $17,580 of debt into 125,571 shares of common stock pursuant to the exchange. The fair value of the stock subject to the exchange price was $.41 as of December 31, 2007, and the aggregate amount of debt subject to exchange was $200,000 at December 31, 2007. The balance of the debt was repaid during 2008.

The following table summarizes the stock option activity:

                                    Stock         Weighted-average
                                   Options         Price per Share
                                   -------         ---------------
Outstanding at
Balance at December 31, 2006       6,949,654                 $0.15
Exercised                           (125,571)                $0.14
Expired                           (1,895,512)                $0.14
                                   ---------
Balance at December 31, 2007       4,928,571                 $0.15
Expired                           (1,428,571)                $0.14
                                   ---------
Balance at December 31, 2008       3,500,000                 $0.15
                                   =========

At December 31, 2008, the Company has the following options outstanding all of which are exercisable:

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life:
1.8 years

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

During 2008, the Company repurchased 855,000 shares of common stock for cash aggregating $85,500. These shares were retired in 2009.


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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2008 of approximately $4,300,000 that will expire through 2028. The principal difference between the loss for financial reporting purposes and the loss for tax purposes results from stock based compensation. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset
 Tax benefit of net operating loss            $ 1,400,000
 Less valuation allowance                      (1,400,000)
                                              -----------
Net deferred tax asset                        $         -
                                              ===========

The increase in the reserve was approximately $100,000 during 2008.

Note 6. Notes Payable and Long-term Debt

The Company had two vehicle purchase contracts outstanding at December 31, 2007, totaling $61,589. The loans are due in monthly installments of $1,557 including interest at 0.0% to 5% through July 2012. Two support vehicles collateralize the loans.

During 2008 the Company acquired two additional vehicles pursuant to purchase contracts with notes aggregating $67,519. At December 31, 2008, the Company has four vehicle purchase contracts outstanding totaling $100,461. The loans are due in monthly installments of $3,113 including interest at 0.0% to 7.5% through March 2013. Four support vehicles collateralize the loans.

Principal repayments are due as follows: $27,036 in 2009, $24,326 in 2010, $25,142 in 2011, $21,547 in 2012, and $2,410 in 2013.


Note 7. Commitments and contingencies

Operating leases

The Company leases its office and garage facilities on a month to month or short term basis.

Rent expense amounted to $38,765 and $35,465 for the years ended
December 31, 2008 and 2007.

During November 2008 the Company entered into an employment agreement with an officer for a period of five years at a salary of $110,000 per year.


Note 8.  Related Party Transactions

The Company made $210,922 and $41,800 of cash repayments of shareholder advances during the years ended December 31, 2008 and 2007, and also paid $100,000 of accrued salary due to an officer in 2008. The aggregate balance of all advances amounted to $0 and $205,610 including accrued interest at December 31, 2008 and 2007. The advances bear interest at 6% per annum. Interest recorded was $5,312 and $13,560 for the years ended December 31, 2008 and 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for directors of the registrant. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant. Directors receive no cash compensation or fees for their services rendered in such capacity.

Mr. Shannon is a full time employee of the registrant.

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 47        President, Director            Inception to Present
                               Chief Executive Officer
                                                                     June 13, 2002
to September 1, 2004
                                 Chief Financial Officer       June 1, 2005 to present

Glenn Jarrett, age 57             Vice President                  Inception to Present
                                   Director

Kenneth J. Scott, age 54             Director                     January 26, 2007
                                                                      to present

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and
Chief Executive Officer of the registrant since its inception in 1998.
Mr. Shannon became Chief Financial Officer in June 2005.   Mr. Shannon
spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida's Engineering College with a degree in Computer Science. From 1990 until 1994 Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL. In 1995, he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a former director of Dale Jarrett Racing Adventure, Inc.

Glenn Jarrett. Mr. Jarrett has been a Director of the registrant since its inception. Mr. Jarrett works as an auto racing announcer and consultant. Mr. Jarrett has been a senior motorsports announcer for TNN since 1991. He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the "World of Racing" radio
program on MRN radio which airs weekdays.   Mr. Jarrett has an extensive
background in auto racing.   He drove in the NASCAR Busch Series from

1982 to 1988 and ran a total of eighteen (18) NASCAR Winston Cup Races
from 1977 to 1983.   Mr. Jarrett is the acting consultant and marketing
coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions. Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

Kenneth J. Scott.  Since 1985, Mr. Scott has been President of Kenneth
J. Scott, P.A., an accounting firm that provides financial, tax and advisory services to a wide range of businesses and not-for-profit organizations throughout the state of Florida. Mr. Scott has been a certified public accountant in the state of Florida since 1979. He graduated from Rollins College with a Bachelor of Arts degree in Business Administration in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2007, except that Kenneth J. Scott and Timothy B. Shannon failed to file the requisite Form 4 reports during 2007. In August 2008, Timothy B. Shannon filed a Form 5 report and, in September 2008, Kenneth J. Scott filed a Form 5 report.

Code of Ethics Policy

During July 2008 the registrant adopted adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

Indemnification.

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

                       Summary Compensation Table

Name and                               Cash       All Other
Principal Position     Year           Salary     Compensation   Total

Timothy B. Shannon     2008          $154,481     $100,000    $254,481
CEO, CFO               2007          $192,638      $37,284    $229,922
                       2006          $127,122      $30,000    $157,122

The cash salary amount for 2008 includes a base salary of $110,000 and commissions earned by Mr. Shannon during 2008 of $44,481.

The all other compensation amount for 2008 and 2007 represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2008 and 2007. Similarly, the cash salary amount for 2006 includes a base salary of $60,000 and commissions earned by Mr. Shannon during 2006 of $67,122. The all other compensation amount for 2006 represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to the registrant's sole executive officer:

                              Option Awards

Outstanding Equity Awards at December 31, 2008

               Number of                  Number of
               Securities                 Securities
               Underlying                 Underlying
               Unexercised                Unexercised       Option         Option
                 Options/                  Options/         Exercise     Expiration
Name           Exercisable                Unexercisable      Price          Date
----           -----------                -------------     --------     ----------
Timothy B.
Shannon         2,000,000/2,000,000         2,000,000          $0.15     Oct. 21, 2008

DIRECTOR COMPENSATION FOR 2008

The following table sets forth the compensation to our directors for 2008:

Name                                        Total
----                                        -----
Timothy B. Shannon                            $0

Glenn Jarrett                                 $0

Kenneth J. Scott                              $0

The registrant does not compensate its directors for their services as such. The registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                      Shareholdings at February 28, 2009

                                                      Percentage of
                               Number & Class(1)          Outstanding
                                   of Shares           Common Shares
Name and Address of           Amount and Nature of         Percent
 Beneficial Owner             Beneficial Ownership        of Class
--------------------          --------------------        --------
Timothy B. Shannon                   3,583,333 (1)         13.27%(2)
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

Glenn Jarrett                        2,000,000 (3)          7.69%(4)
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

Ned Jarrett                          1,916,000              7.67%(5)
3182 Ninth Tee Drive
Newton, NC  28658

Dale Jarrett                         1,500,000              6.00%(5)
3182 Ninth Tee Drive
Newton, NC  28658

Brett Favre                          1,500,000              6.00%(5)
132 Westover Drive
Hattiesburg, MS  39402

Ian J. Cassel                        1,680,250              6.72%(5)
952 Disston View Drive
Lititz, PA  17543

Kenneth J. Scott                     1,009,260              3.96%
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

(1) Includes 1,583,333 common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

 (2) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

 (3) Includes 1,000,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.
 (4) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.
 (5) The percentage is based upon 24,995,502 issued and outstanding common shares.

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of          Amount and Nature of      Percent
Beneficial Owner (1)         Beneficial Ownership      of Class
-------------------          --------------------      ---------
Kenneth J. Scott                  1,009,260 (2)         3.96 (3)
Glenn Jarrett                     2,000,000 (4)         7.69 (5)
Timothy B. Shannon                3,583,333 (6)        13.27 (7)
All directors and executive
officers as a group (3 persons)   6,592,593 (8)        23.14 (9)

(1)  The address for each of the persons listed above is c/o Dale
Jarrett Racing Adventure, Inc., 120A North Main Avenue, Newton, North Carolina 29658.

(2) Includes 509,260 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

(3) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

(4) Includes 1,000,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.

(5) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.

(6)  Includes 1,583,333 common shares and immediately exercisable
options to 	purchase 2,000,000 common shares by Mr. Shannon.

(7) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

(8) Includes 3,092,593 common shares and immediately exercisable option to purchase 3,500,000 common shares by the three named directors and officers.

(9) The percentage is based upon 24,995,502 issued and outstanding common shares and immediately exercisable options to purchase 3,500,000 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

The registrant made $210,922 and $41,800 of cash repayments of shareholder advances during the years ended December 31, 2008 and 2007, and also paid $100,000 of accrued salary due to an officer in 2008. The aggregate balance of all advances amounted to $0 and $205,610 including accrued interest at December 31, 2008 and 2007. The advances bear interest at 6% per annum. Interest recorded was $5,312 and $13,560 for the years ended December 31, 2008 and 2007.

Director Independence.

The registrant's board of directors consists of Timothy Shannon, Dale Jarrett and Kenneth Scott. Neither Timothy Shannon nor Dale Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $27,000 and $24,000 respectively, from Stark Winter Schenkein and Co., LLP for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter
Schenkein and Co., LLP during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.
All of the services described above for fiscal years 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein and Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 30, 2009

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.
/s/Timothy B. Shannon             CEO/CFO              March 30, 2009
-------------------          President/Director

/s/Kenneth J. Scott               Director             March 30, 2009
-------------------

/s/Glenn Jarrett                  Director             March 30, 2009
-------------------            Vice President