Form 10-Q
period 2009-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-05-11
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 11, 2009:

  Common Stock  -  24,110,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                               March 31, 2009     December 31, 2008
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                              $  282,666        $  522,695
  Accounts receivable                                  193,962            51,725
  Note receivable                                       10,000                 -
  Inventory                                              4,000             5,522
  Prepaid expenses and other current assets            139,124           140,883
                                                    ----------        ----------
    Total current assets                               629,752           720,825
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation of $657,418 and $628,355     596,667          604,295
                                                     ----------       ----------
Other assets                                              9,808            6,684
                                                     ----------       ----------
                                                     $1,236,227       $1,331,804
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   26,565       $   28,634
  Accounts payable                                       50,979          198,121
  Accrued expenses                                       37,115           15,337
  Deferred revenue                                    1,150,649          946,469
                                                     ----------       ----------
    Total current liabilities                         1,265,308        1,188,561
                                                     ----------       ----------

Long-term debt                                           66,071           71,827
                                                     ----------       ----------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized
  Common stock, $.0001 par value, 200,000,000                 -                -
    shares authorized, 24,110,502 and 24,995,502
    shares issued and outstanding                        24,110           24,995
  Additional paid-in capital                          6,096,821        6,095,936
  Accumulated (deficit)                              (6,216,083)      (6,049,515)
                                                     ----------       ----------
                                                        (95,152)          71,416
                                                     ----------       ----------
                                                     $1,236,227       $1,331,804
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

                                                 2009          2008
                                              ----------   -----------
Sales                                         $  447,487    $  416,787
Cost of sales and services                       246,340       220,043
                                              ----------    ----------
Gross profit                                     201,147       196,744
                                              ----------    ----------

Expenses
  General and administrative expenses            366,727       458,733
                                              ----------    ----------
                                                 366,727       458,733
                                              ----------    ----------

(Loss) from operations                          (165,580)     (261,989)
                                              ----------    ----------
Other income and (expense):
  Interest income                                    548         6,386
  Interest expense                                (1,536)       (3,720)
                                              ----------    ----------
                                                    (988)        2,666
                                              ----------    ----------
(Loss) before taxes                             (166,568)     (259,323)
Income taxes                                           -             -
                                              ----------    ----------
  Net (loss)                                  $ (166,568)   $ (259,323)
                                              ==========    ==========

Per share information:

  Basic and diluted (loss) per share          $    (0.01)   $    (0.01)
                                              ==========    ==========
  Weighted average shares outstanding         24,110,502    25,245,502
                                              ==========    ==========





See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Three Months Ended March 31, 2009 and 2008
                             (Unaudited)

                                                 2009         2008
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (207,644)   $ (327,786)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (24,560)     (117,575)
                                              ----------    ----------
    Net cash (used in) investing activities      (24,560)     (117,575)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of long-term debt                     (7,825)       (5,649)
                                              ----------    ----------
    Net cash (used in) financing activities       (7,825)       (5,649)
                                              ----------    ----------

(Decrease) in cash                              (240,029)     (451,010)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                      522,695     1,323,215
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  282,666    $  872,205
                                              ==========    ==========

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2008, including notes thereto included in the Company's Form 10-K.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to March 31, 2009, the Company incurred net losses of $6,216,083 and for the three months ended March 31, 2009, the Company incurred a net loss of $166,568. In addition, the Company has a working capital deficit of $635,556 at March 31, 2009.

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

The Corporation currently has classes planned through December 2009.

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

For the three months ended March 31, 2009, the Corporation acquired plant and equipment of $24,560 resulting in net cash used in investing activities of $24,560.

Comparatively, for the three months ended March 31, 2008, the Corporation acquired plant and equipment of $117,575 resulting in net cash used in investing activities of $117,575.

For the three months ended March 31, 2009, the Corporation reduced its outstanding debt by repaying long-term debt of $7,825. As a result, the Corporation had net cash used in financing activities of $7,825 for the three months ended March 31, 2009.

Comparatively, for the three months ended March 31, 2008, the Corporation reduced its outstanding debt by repaying long-term debt of $5,649. As a result, the Corporation had net cash used in financing activities of $5,649 for the three months ended March 31, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended March 31, 2009, the Corporation had sales of $447,487 with cost of sales of $246,340 for a gross profit of $201,147.

For the three months ended March 31, 2009, the Corporation had general and administrative expenses of $366,727. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2009 decreased from 110% to 82% for the three months ended March 31, 2008 due to management's ongoing effort to maintain and/or reduce these types of expenses.

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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 11, 2009

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer