Form 10-Q
period 2009-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2009-08-13
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, August 11, 2009:

  Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended June 30, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                               June 30, 2009     December 31, 2008
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                              $  313,855        $  522,695
  Accounts receivable                                  237,383            51,725
  Note receivable                                       10,000                 -
  Inventory                                             24,186             5,522
  Prepaid expenses and other current assets            163,494           140,883
                                                    ----------        ----------
    Total current assets                               748,918           720,825
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation of $657,418 and $628,355     592,253          604,295
                                                     ----------       ----------
Other assets                                             10,558            6,684
                                                     ----------       ----------
                                                     $1,351,729       $1,331,804
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   24,502       $   28,634
  Accounts payable                                      126,397          198,121
  Accrued expenses                                       20,843           15,337
  Deferred revenue                                    1,125,250          946,469
                                                     ----------       ----------
    Total current liabilities                         1,296,992        1,188,561
                                                     ----------       ----------

Long-term debt                                           60,205           71,827
                                                     ----------       ----------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized
  Common stock, $.0001 par value, 200,000,000                 -                -
    shares authorized, 24,510,502 and 24,995,502
    shares issued and outstanding                        24,511           24,995
  Additional paid-in capital                          6,112,420        6,095,936
  Accumulated (deficit)                              (6,142,399)      (6,049,515)
                                                     ----------       ----------
                                                         (5,468)          71,416
                                                     ----------       ----------
                                                     $1,351,729       $1,331,804
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

                                          Three Months               Six Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Sales                               $  847,166   $  851,682   $1,294,653   $1,268,469
Cost of sales and services             338,411      365,656      584,751      611,467
                                    ----------   ----------   ----------   ----------
Gross profit                           508,755      486,026      709,902      657,002
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation        16,000            -       16,000            -
  General and administrative           417,858      417,710      784,585      850,675
                                    ----------   ----------   ----------   ----------
                                       433,858      417,710      800,585      850,675
                                    ----------   ----------   ----------   ----------
Income (loss) from operations           74,896       68,316      (90,684)    (193,673)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                          200        4,351          748       10,737
  Interest expense                      (1,413)      (1,930)      (2,949)      (5,650)
                                    ----------   ----------   ----------   ----------
                                         (1,213)      2,421       (2,201)       5,087
                                    ----------   ----------   ----------   ----------

Income (loss) before taxes              73,683       70,737      (92,885)    (188,586)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $   73,683   $   70,737   $  (92,885)  $ (188,586)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $     0.00   $     0.00   $    (0.00)   $   (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic               24,310,502   25,245,502   24,410,502   25,245,502
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- fully diluted       24,310,502   25,245,502   24,410,502   25,245,502
                                    ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Six Months Ended June 30, 2009 and 2008
                             (Unaudited)

                                                 2009         2008
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (143,125)   $ (285,368)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (49,960)     (234,535)
                                              ----------    ----------
    Net cash (used in) investing activities      (49,960)     (234,535)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                     (15,754)      (13,231)
  Repayment of officer loan                            -      (100,000)
                                              ----------    ----------
    Net cash (used in) financing activities      (15,754)     (113,231)
                                              ----------    ----------

(Decrease) in cash                              (208,840)     (633,134)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                      522,695     1,323,215
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  313,855    $  690,081
                                              ==========    ==========

See accompanying notes to financial statements.

                   DALE JARRETT RACING ADVENTURE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2009
                               (UNAUDITED)

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

(4)  Stockholders' Equity

During April 2009, the Company extended the expiration date of 3,500,000 outstanding options for a period of five years. The exercise price remained at $.15 per share. There was no charge to operations related to this extension.

During April 2009, the Company issued 400,000 shares of common stock with a fair value of $16,000 to an officer which was charged to operations during the period.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2009, the Company incurred net losses of $6,142,399 and for the six months ended June 30, 2009, the Company incurred a net loss of $92,885. In addition, the Company has a working capital deficit of $548,074 at June 30, 2009.

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

For the six months ended June 30, 2009, the Corporation acquired plant and equipment of $49,960 resulting in net cash used in investing activities of $49,960.

Comparatively, for the six months ended June 30, 2008, the Corporation acquired plant and equipment of $234,535 resulting in net cash used in investing activities of $234,535.

For the six months ended June 30, 2009, the Corporation reduced its outstanding debt by repaying notes payable of $15,754. As a result, the Corporation had net cash used in financing activities of $15,754 for the six months ended June 30, 2009.

Comparatively, for the six months ended June 30, 2008, the Corporation reduced its outstanding debt by repaying notes payable of $13,231 and repaying an officer loan of $100,000. As a result, the Corporation had net cash used in financing activities of $113,231 for the six months ended June 30, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended June 30, 2009, the Corporation had sales of $847,166 with cost of sales of $338,411 for a gross profit of $508,755.

For the three months ended June 30, 2008, the Corporation had sales of $851,682 with cost of sales of $365,656 for a gross profit of $486,026.

For the three months ended June 30, 2009, the Corporation had general and administrative expenses- non cash stock compensation of $16,000 and general and administrative expenses of $417,858. Comparatively, for the three months ended June 30, 2008, the Corporation had general and administrative expenses of $417,710. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2009 increased slightly from 49% to 51% for the three months ended June 30, 2008. Management's continues its ongoing effort to maintain and/or reduce these types of expenses.

For the six months ended June 30, 2009, the Corporation had sales of $1,294,653 with cost of sales of $584,751 for a gross profit of $709,902.

For the six months ended June 30, 2008, the Corporation had sales of $1,268,469 with cost of sales of $611,467 for a gross profit of $657,002.

For the six months ended June 30, 2009, the Corporation had general and administrative expenses- non cash stock compensation of $16,000 and general and administrative expenses of $784,585. Comparatively, for the three months ended June 30, 2008, the Corporation had general and administrative expenses of $850,675. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2009 decreased from 67%% to 62% for the six months ended June 30, 2008 due to management's ongoing effort to maintain and/or reduce these types of expenses.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 13, 2009

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer