Form 10-K/A
period 2008-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-10-19
CIK 1094032

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 1, 2009 was 24,995,502 shares of its $.0001 par value common stock.

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

The registrant has purchased fifteen (15) stock cars at an approximate
price of $50,000 per car.   Parts are approximately 10% of cost of sales
and services due to the lack of any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs are approximately $20,000 per month at each active "hub". The registrant owns a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4000 per day.

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

d) Securities authorized for issuance under equity compensation plans. A total of 4,000,000 options to purchase 4,000,000 common shares have been authorized for issuance under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2008, the registrant repurchased 855,000 shares of common stock for cash aggregating $85,500. These shares were retired in 2009.

During the second and third quarters of 2009, Timothy Shannon, an officer and director of the registrant purchased 250,000 common shares for cash aggregating $10,000.


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

Comparatively, for the year ended December 31, 2007, the registrant had sales of $2,738,352 with cost of sales of $958,283 for a gross profit of
$1,780,069.   The increase in cost of sales resulted from the fact that
the registrant ran 66.5 event days in 2008 compared to 50 event days in 2007.

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

                 Summary Compensation Table

                                                                             Nonqualified
                                                                    Non-Equity  Deferred
Name and                                          Stock     Option   Incentive   Comp     All Other
Principal Position  Year     Salary      Bonus    Awards    Awards   Plan Comp  Earnings    Comp     Total
------------------  ----     ------      -----    ------    ------   ---------  --------  ---------  -----
Timothy B. Shannon  2008    $254,481    $    0    $    0    $    0    $    0    $    0    $    0    $254,481
CEO, CFO            2007    $229,922    $    0    $    0    $    0    $    0    $    0    $    0    $229,922
                    2006    $157,122    $    0    $    0    $    0    $    0    $    0    $    0    $157,122

The salary amount for 2008 includes a base salary of $110,000 and commissions earned by Mr. Shannon during 2008 of $44,481. Dale Jarrett Racing has entered into an Employment Agreement with Tim Shannon only.

Additionally, the salary amount for 2008 and 2007 represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2008 and 2007. Similarly, the salary amount for 2006 includes a base salary of $60,000 and commissions earned by Mr. Shannon during 2006 of $67,122. The salary amount for 2006 also represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock options to the registrant's officers and directors:

Option Awards

Outstanding Equity Awards at December 31, 2008

                     Number of            Number of
                     Securities           Securities
                     Underlying           Underlying
                     Unexercised          Unexercised       Option         Option
                       Options/            Options/         Exercise     Expiration
Name                 Exercisable          Unexercisable      Price          Date
----                 -----------          -------------     --------     ----------
Timothy B.
Shannon           2,000,000/2,000,000       2,000,000        $0.15    Oct. 21, 2013

Glenn Jarrett     1,000,000/1,000,000       1,000,000        $0.15    Oct. 21, 2013

Ken Scott         1,000,000/1,000,000         500,000        $0.15    Oct. 21, 2013

DIRECTOR COMPENSATION FOR 2008

The following table sets forth the compensation to our directors for 2008:

Name                                        Total
----                                        -----
Timothy B. Shannon                            $0

Glenn Jarrett                                 $0

Kenneth J. Scott                              $0

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

                      Shareholdings at October 10, 2009

                                                      Percentage of
                               Number & Class(1)          Outstanding
                                   of Shares           Common Shares
Name and Address of           Amount and Nature of         Percent
 Beneficial Owner             Beneficial Ownership        of Class
--------------------          --------------------        --------
Timothy B. Shannon                   4,155,000 (1)         14.83%(2)
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

Glenn Jarrett                        2,000,000 (3)          7.14%(4)
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

Ned Jarrett                          1,000,000              3.57%(5)
3182 Ninth Tee Drive
Newton, NC  28658

Dale Jarrett                         1,500,000              5.36%(5)
3182 Ninth Tee Drive
Newton, NC  28658

Brett Favre                          1,500,000              5.36%(5)
132 Westover Drive
Hattiesburg, MS  39402

Ian J. Cassel                        1,680,250              6.72%(5)
952 Disston View Drive
Lititz, PA  17543

Kenneth J. Scott                     1,050,760              3.75%
c/o Dale Jarrett Racing
     Adventure, Inc.
120A North Main Avenue
Newton, NC  29658

(1) Includes 2,155,000 common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

(2) Includes 1,000,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.
(3) Includes 550,760 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.
 (4) The percentage is based upon 24,510,502 issued and outstanding common shares and immediately exercisable options to purchase 3,500,000 common shares by Mr. Shannon, Mr. Jarrett and Mr. Scott.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

The registrant made cash repayments of shareholder advances of $210,922 to Dale Jarrett and $41,800 to Ned Jarrett during the years ended December 31, 2008 and 2007, and also paid $100,000 of accrued salary due to an officer in 2008. The aggregate balance of all advances amounted to $0 and $205,610 including accrued interest at December 31, 2008 and 2007. The advances bear interest at 6% per annum. Interest recorded was $5,312 and $13,560 for the years ended December 31, 2008 and 2007.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $27,000 and $24,000 respectively, from Stark Winter Schenkein and Co., LLP for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

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

Date:    October 19, 2009

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon             CEO/CFO            October 19, 2009
-------------------          President/Director
                                 Controller

/s/Kenneth J. Scott               Director           October 19, 2009
-------------------

/s/Glenn Jarrett                  Director           October 19, 2009
-------------------            Vice President