Form 10-Q/A
period 2009-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-10-19
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Dated: October 5, 2009

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer