Form 10-Q
period 2009-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2009-11-13
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant's common stock, October 31, 2009:

  Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                                 September 30,         December 31,
                                                    2009                  2008
                                                 ------------          -----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                               $  281,159       $  522,695
  Accounts receivable                                   108,097           51,725
  Inventory                                              10,803            5,522
  Prepaid expenses and other current assets             159,630          140,883
                                                     ----------       ----------
    Total current assets                                559,689          720,825
                                                     ----------       ----------

Property and equipment, at cost, net of
  accumulated depreciation of $722,139 and $628,353     609,976          604,295
                                                     ----------       ----------
Other assets                                                  -            6,684
                                                     ----------       ----------
                                                     $1,169,665       $1,331,804
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   23,252       $   28,634
  Accounts payable                                       58,975          198,121
  Accrued expenses                                       33,206           15,337
  Deferred revenue                                    1,070,262          946,469
                                                     ----------       ----------
    Total current liabilities                         1,185,695        1,188,561
                                                     ----------       ----------

Long-term debt                                           54,242           71,827
                                                     ----------       ----------
Stockholders' equity (deficit):
  Common stock, $.001 par value, 200,000,000
    shares authorized, 24,510,502 and 24,995,502
    shares issued and outstanding                        24,511           24,995
  Additional paid-in capital                          6,112,420        6,095,936
  Accumulated (deficit)                              (6,207,203)      (6,049,515)
                                                     ----------       ----------
                                                        (70,272)          71,416
                                                     ----------       ----------
                                                     $1,169,665       $1,331,804
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

                                          Three Months               Nine Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Sales                               $  662,029   $  550,186   $1,956,682   $1,818,655
Cost of sales and services             357,229      274,133      941,980      885,599
                                    ----------   ----------   ----------   ----------
Gross profit                           304,800      276,053    1,014,702      933,056
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation             -            -       16,000            -
  General and administrative           398,640      357,935    1,183,225    1,208,610
                                    ----------   ----------   ----------   ----------
                                       398,640      357,935    1,199,225    1,208,610
                                    ----------   ----------   ----------   ----------
(Loss) from operations                 (93,840)     (81,882)    (184,523)    (275,554)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                        7,877       11,589        8,625       22,326
  Other income                          22,502            -       22,502            -
  Interest expense                      (1,344)      (3,131)      (4,293)      (8,781)
                                    ----------   ----------   ----------   ----------
                                        29,035        8,458       26,834       13,545
                                    ----------   ----------   ----------   ----------

(Loss) before taxes                    (64,805)     (73,424)    (157,689)    (262,009)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $  (64,805)  $  (73,424)  $ (157,689)  $ (262,009)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $    (0.00)  $    (0.00)  $    (0.01)   $   (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic and diluted   24,510,502   25,245,502   24,377,169   25,245,502
                                    ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
         For The Nine Months Ended September 30, 2009 and 2008
                             (Unaudited)

                                                 2009         2008
                                              ----------   ----------
Net cash provided by (used in) operating
  activities                                  $ (125,786)   $ (480,192)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (92,783)     (271,312)
                                              ----------    ----------
    Net cash (used in) investing activities      (92,783)     (271,312)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                     (22,967)      (20,896)
                                              ----------    ----------
    Net cash (used in) financing activities      (22,967)      (20,896)
                                              ----------    ----------

(Decrease) in cash                              (241,536)     (772,400)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                      522,695     1,323,215
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  281,159    $  550,815
                                              ==========    ==========

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

In preparing the accompanying financial statements, we have evaluated subsequent events through November 13, 2009, the issuance date of this Quarterly Report on Form 10-Q. We have determined that no events or transactions have occurred subsequent to September 30, 2009, which require recognition or disclosure in the financial statements.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)  Inventory
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods and includes primarily promotional items that bear the Company's logo.

(4)  Stockholders' Equity

During January 2009 the Company retired 885,000 shares of common stock repurchased in 2008.

During April 2009 the Company extended the expiration date of 3,500,000 outstanding options for a period of five years. The exercise price remained at $.15 per share. There was no charge to operations related to this extension.

During April 2009, the Company issued 400,000 shares of common stock to an officer with a fair value of $16,000 which was charged to operations during the period.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2009, the Company incurred net losses of $6,207,203 and for the nine months ended September 30, 2009, the Company incurred a net loss of $157,689. In addition, the Company has a working capital deficit of $626,006 at September 30, 2009.

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

For the nine months ended September 30, 2009, the Corporation acquired plant and equipment of $92,783 resulting in net cash used in investing activities of $92,783.

Comparatively, for the nine months ended September 30, 2008, the Corporation acquired plant and equipment of $271,312 resulting in net cash used in investing activities of $271,312.

For the nine months ended September 30, 2009, the Corporation reduced its outstanding debt by repaying notes payable of $22,967. As a result, the Corporation had net cash used in financing activities of $22,967 for the nine months ended September 30, 2009.

Comparatively, for the nine months ended September 30, 2008, the Corporation reduced its outstanding debt by repaying notes payable of $20,896. As a result, the Corporation had net cash used in financing activities of $20,896 for the nine months ended September 30, 2008.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.

For the three months ended September 30, 2009, the registrant had sales of $662,029 with cost of sales of $357,229 for a gross profit of $304,800.

Comparatively, for the three months ended September 30, 2008, the registrant had sales of $550,186 with cost of sales of $274,133 for a gross profit of $276,053. The increase in revenue of $112,000 resulted in an increase in cost of sales of $83,000 due to increased customers and related costs to service those extra customers.

For the three months ended September 30, 2009, the registrant had general and administrative expenses of $398,640. Comparatively, for the three months ended September 30, 2008, the registrant had general and administrative expenses of $357,935. The percentage of general and administrative expenses to revenues for the three months ended September 30, 2009 decreased to 60.21% from 65.06% for the three months ended September 30, 2008 due to management's ongoing effort to maintain and/or reduce these types of expenses.

For the nine months ended September 30, 2009, the registrant had sales of $1,956,682 with cost of sales of $941,980 for a gross profit of $1,014,702.

Comparatively, for the nine months ended September 30, 2008, the registrant had sales of $1,818,655 with cost of sales of $885,599 for a gross profit of $933,056. The increase in revenue of $138,000 resulted in an increase in cost of sales of $56,000 due to increased customers and related costs to service those extra customers.

For the nine months ended September 30, 2009, the registrant had general and administrative expenses of $1,183,225. Comparatively, for the nine months ended September 30, 2008, the registrant had general and administrative expenses of $1,208,610. The percentage of general and administrative expenses to revenues for the three months ended September 30, 2009 decreased to 60.47% from 66.46% for the nine months ended September 30, 2008 due to less event days and management's ongoing effort to maintain and/or reduce these types of expenses.



The non-cash stock compensation for the nine months ended September 30, 2009 consisted of 400,000 shares of common stock issued for services valued at $16,000. The value assigned to the shares issued was based upon the trading value of the registrant's common stock at the date the shares were authorized by the registrant's board of directors.

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


Item 4T.  Controls and Procedures

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 13, 2009

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer