Form 10-K/A
period 2008-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-12-09
CIK 1094032

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 1, 2009 was 24,995,502 shares of its $.0001 par value common stock.

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

For the year ended December 31, 2007, the registrant had general and administrative expenses of $1,615,660 and non-cash stock compensation of $1,104,400. The percentage of general and administrative expenses to revenues for the year ended December 31, 2007 increased to 59% from 54% for the year ended December, 2006 in spite of management's ongoing effort to maintain and/or reduce these types of expenses. The increase in general and administrative expenses was due to an increase in advertising costs along with the hiring of additional sales staff.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

The registrant made cash repayments of shareholder advances of $210,922 to Dale Jarrett and $41,800 to Ned Jarrett during the years ended December 31, 2008 and 2007, and also paid $100,000 of accrued salary due to Timothy Shannon, an officer and director, in 2008. The aggregate balance of all advances amounted to $0 and $205,610 including accrued interest at December 31, 2008 and 2007. The advances bear interest at 6% per annum. Interest recorded was $5,312 and $13,560 for the years ended December 31, 2008 and 2007.

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

Date:    December 8, 2009

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon             CEO/CFO            December 8, 2009
-------------------          President/Director
                                 Controller

/s/Kenneth J. Scott               Director           December 8, 2009
-------------------

/s/Glenn Jarrett                  Director           December 8, 2009
-------------------            Vice President