Form 10-Q/A
period 2009-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2009-12-09
CIK 1094032

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

SIGNATURES

                           EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, to correct the 302 certification attached as an exhibit. Except for the foregoing, no other information included in our original Form 10-Q for the quarter ended September 30, 2009, as amended and filed on October 19, 2009 is amended by the Form 10-Q/A

PART I
Item I - FINANCIAL STATEMENTS

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

Dated: December 8, 2009

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer