Form 10-Q/A
period 2009-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2009-12-09
CIK 1094032

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

SIGNATURES


                           EXPLANATORY NOTE

The Registrant is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to correct the 302 certification attached as an exhibit. Except for the foregoing, no other information included in our original Form 10-Q for the quarter ended September 30, 2009, as amended and filed on October 19, 2009, is amended by the Form 10-Q/A.

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