Form 10-K
period 2009-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2010-04-06
CIK 1094032

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       000-27251

                   DALE JARRETT RACING ADVENTURE, INC.
                               (Exact name of registrant in its charter)

        FLORIDA                                 59-3564984
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

1313 10TH Avenue Lane, SE
 Hickory, NC                                28602
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (888) 467-2231


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $698,651.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 15, 2010 was 24,510,502 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

                   Dale Jarrett Racing Adventure, Inc.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2009
                           Table of Contents

                                Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               6
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  6
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

                                Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
              EQUITY SECURITIES                                        8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     32
ITEM 9A. CONTROLS AND PROCEDURES                                   32
ITEM 9B.  OTHER INFORMATION                                        33

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       34
ITEM 11.  EXECUTIVE COMPENSATION                                   36
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   39
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   40

                               Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  41

                               PART I

ITEM 1.   BUSINESS

The registrant was formed as a C corporation and incorporated November 24, 1998. The registrant is currently not involved with any proceedings, bankruptcy or receiverships.

The registrant offers entertainment based oval driving schools and events. These classes are conducted at various racetracks throughout the country.

The registrant completed its first driving classes in Rockingham, NC July of 1999. Since July 4th, 1999, the registrant has run classes at over forty NASCAR tracks.

The registrant currently owns fifteen (15) race cars. These race cars are classified as stock cars and are equipped for oval or round tracks only. They are fully loaded with race engines, six (6) point harnesses, neck and head restraints, communications, track specific gears and complete safety cages.

The registrant has negotiated terms with over forty (40) racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

On October 29, 2008, the registrant introduced its new World War II Adventure. Participants receive a three day opportunity to relive the experience of a B-17 aviator heading out on a bombing mission over enemy territory. Our debut adventure was February 27-March 1, 2009.

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

The registrant has fifteen (15) stock cars, which had an original purchase price of approximately $50,000 per car. Parts are nominal due to the lack of any sustained stress on the cars, approximately $10,000 per month per site. Staffing costs are approximately $20,000 per month at each active "hub". The registrant owns a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4,000 per day. The registrant is required to maintain a minimum of five million dollars($5,000,000) of liability insurance, worker's compensation and property and casualty insurance.

The registrant also offers a number of add-on sale items including CDs from its Adventure Cam located in the car, clothing, souvenirs and photography.

The registrant also offers a World War II Adventure. Participants receive a three day opportunity to relive the experience of a B-17 aviator heading out on a bombing mission over enemy territory.

Vendor Agreement. During 2009, the registrant entered into an agreement with a vendor, who provides video equipment and video recording services, which enables the registrant to sell video recordings to its customers. Under the agreement, the registrant is entitled to a 60% allocation of revenue for all video products and services sold. The agreement is through December 31, 2011 and is renewable annually thereafter.

Marketing.   The registrant offers its products and services at various tracks throughout the country. The registrant employs a marketing director. This individual is primarily responsible with closing the prospects created through promotion. These services will be sold as corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio and the Internet.

Promotional and Licensing Agreements. In December 1998, the registrant entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre whereby these individuals have granted the registrant the use of their names and likeliness in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or television commercials as set out in each agreement. Ned Jarrett is the father of Dale Jarrett and Glenn Jarrett. Dale Jarrett is the father of Jason Jarrett.

Pursuant to these agreements, the registrant had issued an aggregate of 5,500,000 Common Shares of the registrant. The term of each agreement was Ten (10) years and expired in December 2008. These individuals have verbally agreed to continue their relationship with the registrant without a written agreement and will be compensated for future services only when they are rendered.

The unearned services under the promotional and licensing agreements aggregated $25,000 at December 31, 2008 and is classified as a reduction of stockholders' equity. Services charged to expense during the year ended December 31, 2008 amounted to $ $25,000. The services were charged to expense ratably over the terms of the agreements.

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

Employees. The registrant employs seven full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of the registrant's marketing plan. Each active location has up to 25 contract personnel including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.

Additional employees and/or independent contractors will be obtained as required.

Seasonal Nature of Business Activities.   The registrant's operations
have shown to be seasonal partly because some track locations may only operate on certain days or certain times of the year. Primarily, this is due to the weather. It is the registrant's plans to run more tracks in the south during the winter. The registrant expects a steady revenue stream in the future.

Government Regulation. The registrant does not currently need any government approval of our services. The registrant is not aware of any existing or probable governmental regulations on our business or industry.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant's executive offices which consist of 1,500 square feet are located at 1313 10th Avenue Lane, SE, Hickory, North Carolina.
In October 2009, the registrant entered into an operating lease for use of the offices. The lease requires a monthly payment of $1,830 and expires in November, 2012. Future minimum payments under this lease agreement are as follows: $21,960 in 2010, $21,960 in 2011, and $20,130 in 2012.

The registrant's garage which consists of 7,500 square feet is located at 144 Allred Road, Lincoln, Alabama 35096. The registrant also leases various office and warehouse space on a month to month basis or under terms that are less than one year.

Rent expense amounted to $55,800 and $38,765 for the years ended
December 31, 2009 and 2008, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is a defendant in litigation related to an alleged breach of contract. The case is currently pending in the circuit court of Talladega County, Alabama, and there is a possibility of a judgment against the Company with a range of $25,000 to $50,000. The registrant is contesting the claim and intends to vigorously defend its position, and as such, there have been no amounts reflected in the accompanying financial statements related to this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

        Quarter  Ended                 High Bid             Low Bid


             3/31/08                     .45                   .15
             6/30/08                     .25                   .11
             9/30/08                     .15                   .09
            12/31/08                     .09                   .03

             3/31/09                     .08                   .04
             6/30/09                     .07                   .04
             9/30/09                     .12                   .03
            12/31/09                     .08                   .04


b) Holders. At March 15, 2010, there were approximately 244 shareholders of the registrant.

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

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

During April 2009, the registrant issued 400,000 shares of common stock to an officer for services valued at $16,000. The value assigned to the shares issued was based upon the trading value of the registrant's common stock at the date the shares were authorized by the registrant's board of directors.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

During the months of October through December 2009, the registrant purchased a total of 294,500 shares of its common stock for cash aggregating $17,867, which is classified as treasury stock in the accompanying balance sheet as of December 31, 2009. Subsequent to the balance sheet date, the registrant purchased an additional 201,250 shares of its common stock for cash aggregating $12,131.

During 2008, the registrant repurchased 855,000 shares of common stock for cash aggregating $85,500. During January 2009, the registrant retired 885,000 shares of common stock.


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

There are no other known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation's products as well as the private sale of the registrant's stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant's continuing operations. There are no other known causes for any material changes from period to period in one or more line items of the corporation's financial statements.

The registrant currently has classes planned through December 2010.

Capital and Source of Liquidity. The registrant currently has no material commitments for capital expenditures. The registrant has no plans for future capital expenditures such as additional race cars at this time.

The registrant believes that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

In 2009, the registrant's revenue comprised one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as the registrant's financial situation dictates.

For the year ended December 31, 2009, the registrant acquired property and equipment of $96,381 resulting in net cash used in investing activities of $96,381.

For the year ended December 31, 2008, the registrant acquired property and equipment of $286,644 resulting in net cash used in investing activities of $286,644.

The registrant continues to look for ways to decrease its cash expenditures and still retain quality management and consultants. On October 22, 2004, the registrant's board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

During April 2009, the registrant extended the expiration date of 3,500,000 outstanding options for an additional five years. The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 was charged to stock compensation expense during 2009.

During the years ended December 31, 2009 and 2008, stock option activity is as follows:

                                   Stock          Weighted-average
                                   Options         Price per Share
                                   -------         ---------------
Outstanding at
Balance at December 31, 2007       4,928,571                 $0.15
Expired                           (1,428,571)                $0.14
                                   ---------
Balance at December 31, 2008       3,500,000                 $0.15
                                   ---------
Balance at December 31, 2009       3,500,000                 $0.15
                                   =========

At December 31, 2009, the registrant has the following options outstanding all of which are exercisable:

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 4.8 years

For the year ended December 31, 2009, the registrant repaid long-term debt of $28,652. As a result, the registrant had net cash used in financing activities of $28,652.

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

Results of Operations. For the year ended December 31, 2009, the registrant had sales of $2,810,541, which represented a 5% increase over the 2008 sales of $2,667,526. Cost of sales in 2009 increased 4% to $1,257,365 from 2008 cost of sales of $1,208,521. This resulted in a 6% increase in gross profit from $1,459,005 in 2008 to $1,553,176 in 2009.

For the year ended December 31, 2009, the registrant had general and administrative expenses of $1,692,290. The percentage of general and administrative expenses to revenues for the year ended December 31, 2009 decreased to 60% from 66% for the year ended December 31, 2009 because of management's ongoing effort to maintain and/or reduce these types of expenses.

Plan of Operation. The registrant may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the registrant's stage, many of which are beyond the registrant's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated
$1,153,313 and $946,469 at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 10 years.

Stock-Based Compensation

The registrant records stock based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement            Issued                Title
ASU No. 2009-13       October  2009     Revenue Recognition (Topic 605):
                                        Multiple-Deliverable Revenue
                                        Arrangements - a consensus of
                                        the FASB Emerging Issues Task
                                        Force
ASU No. 2009-14       October  2009     Software (Topic 985): Certain
                                        Revenue Arrangements That
                                        Include Software Elements-a
                                        consensus of the FASB Emerging
                                        Issues Task Force
ASU No. 2009-15       October  2009     Accounting for Own-Share Lending
                                        Arrangements in Contemplation of
                                        Convertible Debt Issuance or
                                        Other Financing
ASU No. 2009-16       December  2009    Transfers and Servicing (Topic
                                        860): Accounting for Transfers
                                        and Financial Assets
ASU No. 2009-17       December  2009    Consolidations (Topic
                                        810):  Improvements to Financial
                                        Reporting by Enterprises
                                        Involved with Variable Interest
                                        Entities
ASU No. 2010-01       January  2010     Equity (Topic 505):  Accounting
                                        for Distributions to
                                        Shareholders with Components of
                                        Stock and Cash - a consensus of
                                        the FASB Emerging Issues Task
                                        Force

ASU No. 2010-02       January  2010     Consolidation (Topic
                                        810):  Accounting and Reporting
                                        for Decreases in Ownership of a
                                        Subsidiary - a Scope
                                        Clarification
ASU No. 2012-03      January 2010       Extractive Activities - Oil and
                                        Gas (Topic 932): Oil and Gas
                                        Reserve Estimation and
                                        Disclosures
ASU No. 2010-04      January 2010       Accounting for Various Topics:
                                        Technical Corrections to SEC
                                        Paragraphs
ASU No. 2010-05      January 2010       Compensation  - Stock
                                        Compensation (Topic718):
                                        Escrowed Share Arrangements and
                                        the Presumption of Compensation
ASU No. 2010-06      January 2010       Fair Value Measurements and
                                        Disclosures (Topic 820):
                                        Improving Disclosures about Fair
                                        Value Measurements
ASU No. 2010-07      January 2010       Not-for-Profit Entities (Topic
                                        958): Not-for-Profit Entities -
                                        Mergers and Acquisitions
ASU No. 2010-08      February 2010      Technical Corrections to Various
                                        Topics
ASU No. 2010-09      February 2010      Subsequent Events (Topic 855):
                                        Amendments to Certain
                                        Recognition and Disclosure
                                        Requirements
ASU No. 2010-10      February 2010      Consolidation (Topic 810):
                                        Amendments for Certain
                                        Investment Funds
ASU No. 2010-11       March 2010        Derivatives and Hedging (Topic
                                        815):  Scope Exceptions Embedded
                                        Credit Derivatives

The registrant has determined that the aforementioned recently issued accounting standards do not have a material impact on the financial statements or do not apply to its operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Dale Jarrett Racing Adventure, Inc.
                    Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        15
Financial Statements of Dale Jarrett Racing Adventure, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              16
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           17
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 18
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 20
  Notes to Financial Statements                                22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Dale Jarrett Racing Adventure, Inc.

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.


Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
April 6, 2010

                  Dale Jarrett Racing Adventure, Inc.
                            Balance Sheets
                      December 31, 2009 and 2008

                                               2009             2008
                                               ----             ----
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                $  544,563        $  522,695
  Accounts receivable                          58,484            41,725
  Note receivable                                   -            10,000
  Spare parts and supplies                    149,844            86,204
  Prepaid expenses and other current assets    64,494            60,201
                                           ----------        ----------
    Total current assets                      817,385           720,825
                                           ----------        ----------
Property and equipment, at cost, net of
 accumulated depreciation of $757,747
 and $628,355                                 574,368           604,295
                                           ----------        ----------
Other assets                                    3,600             6,684
                                           ----------        ----------
                                           $1,395,353        $1,331,804
                                           ==========        ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------------
Current liabilities:
  Current portion of long-term debt        $   23,627        $   28,634
  Accounts payable                            152,422           198,121
  Accrued expenses                             34,026            15,337
  Deferred revenue                          1,153,313           946,469
                                           ----------        ----------
    Total current liabilities               1,363,388         1,188,561
                                           ----------        ----------

Long-term debt                                 48,182            71,827
                                           ----------        ----------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized, none issued        -                 -
  Common stock, $.0001 par value,
   200,000,000 shares authorized, 24,510,502
   and 24,995,502 shares issued and 24,216,002
   24,995,502 shares outstanding                2,451             2,500
  Additional paid-in capital                6,184,480         6,118,431
  Treasury Stock, 294,500 shares at cost	    (17,867)	    	    -
  Accumulated (deficit)                    (6,185,281)       (6,049,515)
                                           ----------        ----------
     Total stockholders' equity (deficit)     (16,217)           71,416
                                           ----------        ----------
                                           $1,395,353        $1,331,804
                                           ==========        ==========

           See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Operations
            For The Years Ended December 31, 2009 and 2008

                                                 2009          2008
                                              ----------   -----------
Sales                                         $2,810,541    $2,667,526
Cost of sales and services                     1,257,365     1,208,521
                                              ----------    ----------
Gross profit                                   1,553,176     1,459,005
                                              ----------    ----------
General and administrative expenses            1,692,290     1,773,253
                                              ----------    ----------
Income (loss) from operations                   (139,114)     (314,248)

Other income and (expense):
  Interest income                                  8,872        19,601
  Interest expense - shareholders                      -        (5,312)
  Interest expense                                (5,524)       (6,082)
                                              ----------    ----------

Loss before taxes                               (135,766)     (306,041)
Income taxes                                           -             -
                                              ----------    ----------

  Net income (loss)                           $ (135,766)   $ (306,041)
                                              ==========    ==========

Per share information basic and diluted:

  Income (loss) per share                     $    (0.01)   $    (0.01)
                                              ==========    ==========
  Weighted average shares outstanding         24,410,502    24,995,502
                                              ==========    ==========





                See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                 Statement of Stockholders' Equity (Deficit)
      For the Years Ended December 31, 2009 and December 31, 2008

                                                                 Additional
                                         Common       Stock        Paid-in    Unearned
          ACTIVITY                       Shares       Amount       Capital    Services
                                       ----------   ----------   ----------   --------
Balance December 31, 2007              24,995,502       2,500   $ 6,203,931  $ (25,000)
Shares redeemed for cash                        -            -      (85,500)         -
Amortization of unearned services               -            -            -     25,000
Net (loss) for the year ended
  December 31, 2008                             -            -            -          -
                                       ----------   ----------   ----------   --------
Balance December 31, 2008              24,995,502        2,500    6,118,431          -

Shares issued for services                400,000           40       15,960          -
Stock option based compensation                 -            -       50,000          -
Shares retired                           (885,000)         (89)          89          -
Purchase of treasury stock                      -            -            -          -
Net (loss) for the year ended
  December 31, 2009                             -            -            -          -
                                       ----------   ----------   ----------   --------
Balance December 31, 2009              24,510,502   $    2,451   $6,184,480   $      -
                                       ==========   ==========   ==========   ========





                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)      Statement of Stockholders' (Deficit)
       For the Years Ended December 31, 2009 and December 31, 2008

                                                       Treasury Stock
                                        Accumulated    --------------
          ACTIVITY                       (Deficit)   Shares       Amount      Total
                                        -----------  ------       ------      -----

Balance December 31, 2007             $(5,743,474)           -   $      -  $ 437,957

Shares redeemed for cash                        -            -          -    (85,500)
Amortization of unearned services               -            -          -     25,000
Net (loss) for the year ended
  December 31, 2008                      (306,041)           -          -   (306,041)
                                      -----------   ----------   --------  ---------
Balance December 31, 2008              (6,049,515)           -          -     71,416

Shares issued for services                      -            -          -     16,000
Stock option based compensation                 -            -          -     50,000
Shares retired                                  -            -                     -
Purchase of treasury stock                      -      294,500    (17,867)   (17,867)
Net (loss) for the year ended
  December 31, 2009                      (135,766)           -          -   (135,766)
                                       ----------   ----------   ---------  --------
Balance December 31, 2009             $(6,185,281)     294,500   $(17,867) $ (16,217)
                                       ==========   ==========   =========  ========





                See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Years Ended December 31, 2009 and December 31, 2008

                                                 2009         2008
                                              ----------   ----------
Net income (loss)                             $ (135,766)  $ (306,041)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                129,392      146,490
    Common stock issued for services              16,000            -
    Stock option based compensation               50,000            -
    Loss on disposal of assets                         -       15,225
    Interest added to officer loans                    -        5,312
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable   (16,759)       1,869
    (Increase) decrease in inventories and
       supplies                                  (63,640)       1,988
    (Increase) decrease in prepaid expenses
      and other current assets                    (4,293)      12,534
    (increase) decrease in note receivable        10,000      (10,000)
    Increase (decrease) in deferred revenue      206,844      114,302
    Increase (decrease) in accrued salaries -
     officers                                          -     (100,000)
    Increase in accounts payable and accrued
     expenses                                    (27,010)     (70,486)
                                              ----------    ---------
      Total adjustments                          300,534      117,234
                                              ----------   ----------
    Net cash provided by (used in) operating
     activities                                  164,768     (188,807)
                                              ----------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment          (96,381)    (286,644)
                                              ----------    ---------
    Net cash (used in) investing activities      (96,381)    (286,644)
                                              ----------    ---------

Cash flows from financing activities:
  Repayment of shareholder advance                     -     (210,922)
  Shares redeemed for cash                             -      (85,500)
  Purchase of treasury stock                     (17,867)           -
  Repayment of long-term debt                    (28,652)     (28,647)
                                              ----------    ---------
    Net cash used in financing activities        (46,519)    (325,069)
                                              ----------    ---------
Increase (decrease) in cash and cash
  equivalents                                     21,868     (800,520)
Cash and cash equivalents, beginning             522,695    1,323,215
                                              ----------    ----------
Cash and cash equivalents, ending             $  544,563    $ 522,695
                                              ==========    ==========

                  Dale Jarrett Racing Adventure, Inc.
(CONTINUED)           Statements of Cash Flows
      For The Years Ended December 31, 2009 and December 31, 2008

                                                 2009         2008
                                              ----------   ----------

Supplemental cash flow information:
   Cash paid for interest                      $   5,524   $   3,865
                                               =========   =========
   Cash paid for income taxes                  $       -   $       -
                                               =========   =========

Non-cash Investing and Financing Activities:
  Vehicles acquired for notes payable          $       -   $  67,519
                                               =========   =========





                See accompanying notes to financial statements.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies

Dale Jarrett Racing Adventure, Inc. (referred to as "we", "us", "our" or the "Company") was incorporated in Florida on November 24, 1998. The Company offers the "NASCAR" racing school to the public. The Company owns fifteen "NASCAR" type racecars and has secured several racetrack locations at which it offers these services at various dates during the year.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. There was no allowance at December 31, 2009 and 2008.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies (continued)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires and other supplies used in the racecar operation and are recorded at cost.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates which are critical to the financial statements include the recoverability of long-lived assets and the fair value of stock-based compensation. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $476,011 and $564,609 for the years ended December 31, 2009 and 2008.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies
(continued)

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, accounts and notes receivable, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We continually monitor our positions with, and the credit quality of, the financial institutions in which we invest. As of December 31, 2009 and 2008, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting. Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements as we expand its operations.

Income Taxes

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under ASC-740, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies
(continued)

Beginning January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC 740-10). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

The Company records stock based compensation in accordance with FASB ASC
718, Stock Compensation.   ASC 718 requires that the cost resulting from
all share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Income (Loss) Per Common Share

We calculate net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement            Issued                Title
ASU No. 2009-13       October  2009     Revenue Recognition (Topic 605):
                                        Multiple-Deliverable Revenue
                                        Arrangements - a consensus of
                                        the FASB Emerging Issues Task
                                        Force

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies
(continued)

ASU No. 2009-14       October  2009     Software (Topic 985): Certain
                                        Revenue Arrangements That
                                        Include Software Elements-a
                                        consensus of the FASB Emerging
                                        Issues Task Force
ASU No. 2009-15       October  2009     Accounting for Own-Share Lending
                                        Arrangements in Contemplation of
                                        Convertible Debt Issuance or
                                        Other Financing
ASU No. 2009-16       December  2009    Transfers and Servicing (Topic
                                        860): Accounting for Transfers
                                        and Financial Assets
ASU No. 2009-17       December  2009    Consolidations (Topic
                                        810):  Improvements to Financial
                                        Reporting by Enterprises
                                        Involved with Variable Interest
                                        Entities
ASU No. 2010-01       January  2010     Equity (Topic 505):  Accounting
                                        for Distributions to
                                        Shareholders with Components of
                                        Stock and Cash - a consensus of
                                        the FASB Emerging Issues Task
                                        Force
ASU No. 2010-02       January  2010     Consolidation (Topic
                                        810):  Accounting and Reporting
                                        for Decreases in Ownership of a
                                        Subsidiary - a Scope
                                        Clarification
ASU No. 2012-03      January 2010       Extractive Activities - Oil and
                                        Gas (Topic 932): Oil and Gas
                                        Reserve Estimation and
                                        Disclosures
ASU No. 2010-04      January 2010       Accounting for Various Topics:
                                        Technical Corrections to SEC
                                        Paragraphs
ASU No. 2010-05      January 2010       Compensation  - Stock
                                        Compensation (Topic718):
                                        Escrowed Share Arrangements and
                                        the Presumption of Compensation
ASU No. 2010-06      January 2010       Fair Value Measurements and
                                        Disclosures (Topic 820):
                                        Improving Disclosures about Fair
                                        Value Measurements
ASU No. 2010-07      January 2010       Not-for-Profit Entities (Topic
                                        958): Not-for-Profit Entities -
                                        Mergers and Acquisitions
ASU No. 2010-08      February 2010      Technical Corrections to Various
                                        Topics

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 1. Organization and Significant Accounting Policies
(continued)

ASU No. 2010-09      February 2010      Subsequent Events (Topic 855):
                                        Amendments to Certain
                                        Recognition and Disclosure
                                        Requirements
ASU No. 2010-10      February 2010      Consolidation (Topic 810):
                                        Amendments for Certain
                                        Investment Funds

ASU No. 2010-11      March 2010         Derivatives and Hedging (Topic
                                        815):  Scope Exceptions Embedded
                                        Credit Derivatives


The Company has determined that the aforementioned recently issued accounting standards do not have a material impact on the financial statements or do not apply to its operations.

Note 2.  Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008:

 							   	2009	   	 2008
                                                ----         ----
Office furniture and equipment              $  54,593      $  54,593
Software                                       26,398         26,398
Shop and track equipment                      260,407        202,973
Race vehicles                                 611,390        569,359
Vehicles - other                              379,327        379,327
                                            ---------      ---------
                                            1,332,115      1,232,650
Less accumulated depreciation                (757,747)      (628,355)
                                            ---------      ---------
                                            $ 574,368      $ 604,295
                                            =========      =========

Depreciation charged to operations was $129,392 and $121,490 for the years ended December 31, 2009 and 2008, respectively, of which $114,274 and $108,136 is included in cost of sales and services for those years.

Note 3. Long-term Debt

At December 31, 2009 and 2008, long-term debt consists of obligations under vehicle purchase contracts having outstanding principal balances
of $71,809 and $100,461, respectively.   The loans are payable in

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 3. Long-term Debt (continued)

monthly installments of $2,306, including interest at rates ranging from 5.0% to 7.5% through March 2013, and are collateralized by three support vehicles.

Principal repayments are due as follows: $23,627 in 2010, $24,246 in 2011, $21,547 in 2012, and $2,389 in 2013.


Note 4. Stockholders' Equity (Deficit)

During the months of October through December 2009, the Company purchased a total of 294,500 shares of its common stock for cash aggregating $17,867, which is classified as treasury stock in the accompanying balance sheet as of December 31, 2009. During 2010, the Company purchased an additional 201,250 shares of its common stock for cash aggregating $12,131.

During April 2009, the Company issued 400,000 shares of common stock to an officer for services valued at $16,000. The value assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

During 2008, the Company repurchased 855,000 shares of common stock for cash aggregating $85,500. During January 2009, the Company retired 885,000 shares of common stock.

During October 2008, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of $.0001 par value preferred stock and 200,000,000 shares of $.0001 par value common stock. The par value of the Company's outstanding common stock has been adjusted to reflect the change in par value.

During December 1998, the Company negotiated personal service contracts with certain members of the Jarrett family and Brett Favre. The Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts required the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts. Services charged to expense during the year ended December 31, 2008 amounted to $25,000. The contracts expired in December 2008. These individuals have verbally agreed to continue their relationship with the Company without a written agreement and will be compensated for future services only when they are rendered.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 4. Stockholders' Equity (Deficit)
(continued)

The following table summarizes stock option activity during the years ended December 31, 2009 and 2008:

                                     Stock         Weighted-average
                                    Options         Price per Share
                                    -------        ----------------
Outstanding at
Balance at December 31, 2007        4,928,571             $0.15
Expired                            (1,428,571)            $0.14
                                    ---------             -----
Balance at December 31, 2008        3,500,000             $0.15
Expired                                     -                 -
                                    ---------             -----
Balance at December 31, 2009        3,500,000             $0.15
                                    =========

On October 22, 2004, the board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of five years.

During April 2009, the Company extended the expiration date of 3,500,000 outstanding options for an additional five years. The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 and was charged to stock option based compensation expense during 2009.

Note 5. Income Taxes

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

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2009 of approximately $4,370,000 that will expire through 2030. The principal difference between the loss for financial reporting purposes and the loss for tax purposes results from stock based compensation. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 5. Income Taxes
 (continued)

that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset
    Tax benefit of net operating loss                   $ 1,423,000
    Less valuation allowance                             (1,423,000)
                                                        -----------
Net deferred tax asset                                  $         -
                                                        ===========

The increase in the reserve was approximately $23,000 during 2009.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

Note 6. Commitments and Contingencies

Operating Leases

In October 2009, the Company entered an operating lease for use of a building in Hickory, North Carolina. The lease requires a monthly payment of $1,830 and expires in November, 2012. Future minimum payments under this lease agreement are as follows: $21,960 in 2010, $21,960 in 2011, and $20,130 in 2012. The Company also leases various office and warehouse space on a month to month basis or under terms that are less than one year. Rent expense amounted to $55,800 and $38,765 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements

During November 2008, the Company entered into an employment agreement with an officer for a period of five years at a salary of $110,000 per year.

Vendor Agreement

During 2009, the Company entered into an agreement with a vendor, who provides video equipment and video recording services, which enables the Company to sell video recordings to its customers. Under the agreement, the Company is entitled to a 60% allocation of revenue for all video products and services sold. The agreement is through December 31, 2011 and is renewable annually thereafter.

                   Dale Jarrett Racing Adventure, Inc.
                      Notes to Financial Statements
                       December 31, 2009 and 2008

Note 6. Commitments and Contingencies
(continued)

Litigation

The Company is a defendant in litigation related to an alleged breach of contract. The case is currently pending in the circuit court of Talladega County, Alabama, and there is a possibility of a judgment against the Company with a range of $25,000 to $50,000. The Company is contesting the claim and intends to vigorously defend its position, and as such, there have been no amounts reflected in the accompanying financial statements related to this matter.


Note 7.  Related Party Transactions

During the years ended December 31, 2009 and 2008, an officer of the Company paid approximately $114,000 and $128,000, respectively, of expenses for the Company and has been reimbursed for those payments.

During 2008, the Company made cash repayments of shareholder advances totaling $210,922, including interest of $5,312.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Timothy B. Shannon, age 48        President, Director             Inception to Present
                               Chief Executive Officer
                               Chief Financial Officer          June 1, 2005 to present

Glenn Jarrett, age 58             Vice President                  Inception to Present
                                    Director

Kenneth J. Scott, age 55            Director                      January 26, 2007
                                                                      to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2009.

Code of Ethics Policy

During July 2008, the registrant adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

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

Indemnification

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

                             Summary Compensation Table

Name and                        Cash    Stock     Option     All Other
Principal Position     Year    Salary   Awards    Awards    Compensation   Total
                                ($)      ($)       ($)          ($)         ($)
-------------------    ----   -------   ------    ------   -------------  -------
Timothy B. Shannon     2009   179,815   16,000    28,755         -        224,570
CEO, CFO               2008   154,481      -         -        100,000     254,481

The cash salary amount for 2009 includes a base salary of $150,000 and commissions earned by Mr. Shannon during 2009 of $29,815.

The cash salary amount for 2008 includes a base salary of $110,000 and commissions earned by Mr. Shannon during 2008 of $44,481.

The stock awards compensation for 2009 includes the value of stock awards granted to Mr. Shannon by board of director's resolution on April 9, 2009. To calculate the fair value of the awards, the market price at the grant date is used in accordance with ASC 718-10-30. The market price at that date was $.04.

The option awards compensation for 2009 includes the fair value of the extended options described in Note 4 of the financial statements over the fair value of those options immediately preceding the extension as required by ASC 718-20-35-3. These options were valued using a risk-free rate of 1.9%, strike price of $.15, market price of $.04, volatility of 73%, and a life of .54 years immediately prior to the extension and 5.54 upon extension.

The all other compensation amount for 2008 represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2009 and 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to the registrant's sole executive officer:
                              Option Awards

Outstanding Equity Awards at December 31, 2009

               Number of                  Number of
               Securities                 Securities
               Underlying                 Underlying
               Unexercised                Unexercised       Option         Option
                 Options/                  Options/         Exercise     Expiration
Name           Exercisable                Unexercisable      Price          Date
----           -----------                -------------     --------     ----------
Timothy B.
Shannon         2,000,000/2,000,000         2,000,000          $0.15     Oct. 21, 2014

DIRECTOR COMPENSATION FOR 2009

The following table sets forth the compensation to our directors for 2009:

Name                                        Total
----                                        -----
Timothy B. Shannon                            $0

Glenn Jarrett                                 $0

Kenneth J. Scott                              $0

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

                      Shareholdings at March 15, 2010

                                                       Percentage of
                               Number & Class(1)          Outstanding
                                   of Shares           Common Shares
Name and Address of           Amount and Nature of         Percent
 Beneficial Owner             Beneficial Ownership        of Class(2)
--------------------          --------------------        --------
Timothy B. Shannon                   3,983,333(1)          16.25%
c/o Dale Jarrett Racing
     Adventure, Inc.
1313 10TH Avenue Lane, SE
 Hickory, NC 28602

Glenn Jarrett                        2,000,000(3)           8.16%
c/o Dale Jarrett Racing
     Adventure, Inc.
1313 10TH Avenue Lane, SE
 Hickory, NC 28602

Ned Jarrett                          1,000,000              4.08%
3182 Ninth Tee Drive
Newton, NC  28658

Dale Jarrett                         1,500,000              6.12%
3182 Ninth Tee Drive
Newton, NC  28658

Brett Favre                          1,500,000              6.12%
132 Westover Drive
Hattiesburg, MS  39402

Kenneth J. Scott                     1,109,800(4)           4.53%
c/o Dale Jarrett Racing
     Adventure, Inc.
1313 10TH Avenue Lane, SE
 Hickory, NC 28602

(1) Includes 1,983,333 common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.
(2) The percentages are based upon 24,510,502 issued and outstanding common shares.

(3) Includes 1,000,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Glenn Jarrett.
(4) Includes 609,800 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of          Amount and Nature of      Percent
Beneficial Owner (1)         Beneficial Ownership      of Class
-------------------          --------------------      ---------
Kenneth J. Scott                  1,109,800 (2)         4.53 (3)
Glenn Jarrett                     2,000,000 (4)         8.16 (5)
Timothy B. Shannon                3,983,333 (6)        16.25 (7)
All directors and executive
officers as a group (3 persons)   7,093,133 (8)        28.94 (9)

(1) The address for each of the persons listed above is c/o Dale Jarrett Racing Adventure, Inc., 1313 10TH Avenue Lane, SE, Hickory, NC 28602.
(2) Includes 609,800 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.
(3)  The percentage is based upon 24,510,502 issued and
outstanding common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.
(4) Includes 1,000,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.
(5) The percentage is based upon 24,510,502 issued and outstanding common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Glenn Jarrett.
(6)  Includes 1,983,333 common shares and immediately exercisable
options to 	purchase 2,000,000 common shares by Mr. Shannon.
(7) The percentage is based upon 24,501,502 issued and outstanding common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.
(8) Includes 3,593,133 common shares and immediately exercisable option to purchase 3,500,000 common shares by the three named directors and officers.
(9) The percentage is based upon 24,510,502 issued and outstanding common shares and immediately exercisable options to purchase 3,500,000 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2009 and 2008, Timothy B. Shannon, an officer of the registrant paid approximately $114,000 and $128,000, respectively, of expenses for the registrant and has been reimbursed for those payments.

During 2008, the registrant made cash repayments of shareholder advances totaling $210,922, including interest of $5,312.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $29,000 and $27,000 respectively, from Stark Winter Schenkein and Co., LLP for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q. It is estimated that Kingery & Crouse, P.A., our new principal accounting firm will invoice us approximately $19,000 in 2010 related to the audit of our financial statements for the years ended December 31, 2009 and 2008, which amount is not included in the above referenced fees.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein and Co., LLP for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter
Schenkein and Co., LLP during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None.
(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification
(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 6, 2010

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Timothy B. Shannon             CEO/CFO              April 6, 2010
-------------------          Controller/Director

/s/Kenneth J. Scott               Director             April 6, 2010
-------------------

/s/Glenn Jarrett                  Director             April 6, 2010
-------------------            Vice President