Form 10-Q/A
period 2009-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2010-05-14
CIK 1094032

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

SIGNATURES


                           EXPLANATORY NOTE

The registrant is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to restate the financial statements to
reflect a $50,000 charge to stock based compensation.    Except for the
foregoing, no other information included in our original Form 10-Q for the quarter ended September 30, 2009, as amended, is amended by the Form 10-Q/A.

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                               June 30, 2009     December 31, 2008
                                                 (Unaudited)
                                                  (RESTATED)
ASSETS
------
Current assets:
  Cash                                              $  313,855        $  522,695
  Accounts receivable                                  237,383            51,725
  Note receivable                                       10,000                 -
  Inventory                                             24,186             5,522
  Prepaid expenses and other current assets            163,494           140,883
                                                    ----------        ----------
    Total current assets                               748,918           720,825
                                                    ----------        ----------

Property and equipment, at cost, net of
  accumulated depreciation of $657,418 and $628,355     592,253          604,295
                                                     ----------       ----------
Other assets                                             10,558            6,684
                                                     ----------       ----------
                                                     $1,351,729       $1,331,804
                                                     ==========       ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   24,502       $   28,634
  Accounts payable                                      126,397          198,121
  Accrued expenses                                       20,843           15,337
  Deferred revenue                                    1,125,250          946,469
                                                     ----------       ----------
    Total current liabilities                         1,296,992        1,188,561
                                                     ----------       ----------

Long-term debt                                           60,205           71,827
                                                     ----------       ----------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized
  Common stock, $.0001 par value, 200,000,000                 -                -
    shares authorized, 24,510,502 and 24,995,502
    shares issued and outstanding                        24,511           24,995
  Additional paid-in capital                          6,162,420        6,095,936
  Accumulated (deficit)                              (6,192,399)      (6,049,515)
                                                     ----------       ----------
                                                         (5,468)          71,416
                                                     ----------       ----------
                                                     $1,351,729       $1,331,804
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

                                          Three Months               Six Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
                                     (RESTATED)               (RESTATED)
Sales                               $  847,166   $  851,682   $1,294,653   $1,268,469
Cost of sales and services             338,411      365,656      584,751      611,467
                                    ----------   ----------   ----------   ----------
Gross profit                           508,755      486,026      709,902      657,002
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation        66,000            -       66,000            -
  General and administrative           417,858      417,710      784,585      850,675
                                    ----------   ----------   ----------   ----------
                                       483,858      417,710      850,585      850,675
                                    ----------   ----------   ----------   ----------
Income (loss) from operations           24,896       68,316     (140,684)    (193,673)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                          200        4,351          748       10,737
  Interest expense                      (1,413)      (1,930)      (2,949)      (5,650)
                                    ----------   ----------   ----------   ----------
                                        (1,213)       2,421       (2,201)       5,087
                                    ----------   ----------   ----------   ----------

Income (loss) before taxes              23,683       70,737     (142,885)    (188,586)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net income (loss)                 $   23,683   $   70,737   $ (142,885)  $ (188,586)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $     0.00   $     0.00   $    (0.00)   $   (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic               24,310,502   25,245,502   24,410,502   25,245,502
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- fully diluted       24,310,502   25,245,502   24,410,502   25,245,502
                                    ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
      For The Six Months Ended June 30, 2009 and 2008
                             (Unaudited)

                                                 2009         2008
                                              ----------   ----------
                                              (RESTATED)
Net cash provided by (used in) operating
  activities                                  $ (143,125)   $ (285,368)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (49,960)     (234,535)
                                              ----------    ----------
    Net cash (used in) investing activities      (49,960)     (234,535)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                     (15,754)      (13,231)
  Repayment of officer loan                            -      (100,000)
                                              ----------    ----------
    Net cash (used in) financing activities      (15,754)     (113,231)
                                              ----------    ----------

(Decrease) in cash                              (208,840)     (633,134)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                      522,695     1,323,215
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  313,855    $  690,081
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

(4)  Stockholders' Equity

During April 2009, the Company extended the expiration date of 3,500,000 outstanding options for a period of five years. The exercise price remained at $.15 per share. The Company charged $50,000 to operations related to this extension.

During April 2009, the Company issued 400,000 shares of common stock with a fair value of $16,000 to an officer which was charged to operations during the period.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to June 30, 2009, the Company incurred net losses of $6,192,399 and for the six months ended June 30, 2009, the Company incurred a net loss of $142,885. In addition, the Company has a working capital deficit of $548,074 at June 30, 2009.

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

(6)   Correction of an Error

During March 2010, the Company determined that the value assigned to the change in the terms of certain options to purchase common shares during April 2009, which had been valued at $0, should have been valued at $50,000 to correctly reflect the fair market value of the options.

The accompanying financial statements have been restated to reflect this $50,000 charge to stock based compensation. The adjustment decreased the net income for the three months ended June 30, 2009, from $73,683 to $23,683 or $.00 per share and increased the net loss for the six months ended June 30, 2009, from $(92,885) to $(142,885) or $(.00)
per share.

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

For the three months ended June 30, 2009, the Corporation had general and administrative expenses- non cash stock compensation of $66,000 and general and administrative expenses of $417,858. Comparatively, for the three months ended June 30, 2008, the Corporation had general and administrative expenses of $417,710. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2009 increased slightly from 49% to 57% for the three months ended June 30, 2008. Management's continues its ongoing effort to maintain and/or reduce these types of expenses.

For the six months ended June 30, 2009, the Corporation had sales of $1,294,653 with cost of sales of $584,751 for a gross profit of $709,902.

For the six months ended June 30, 2008, the Corporation had sales of $1,268,469 with cost of sales of $611,467 for a gross profit of $657,002.

For the six months ended June 30, 2009, the Corporation had general and administrative expenses- non cash stock compensation of $66,000 and general and administrative expenses of $784,585. Comparatively, for the three months ended June 30, 2008, the Corporation had general and administrative expenses of $850,675. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2009 decreased from 67% to 66% for the six months ended June 30, 2008 due to management's ongoing effort to maintain and/or reduce these types of expenses.

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

Dated: May 14, 2010

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer