Form 10-Q/A
period 2009-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2010-05-14
CIK 1094032

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

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

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

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                             Balance Sheets
                                                 September 30,         December 31,
                                                    2009                  2008
                                                 ------------          -----------
                                                 (Unaudited)
                                                  (RESTATED)
ASSETS
------
Current assets:
  Cash                                               $  281,159       $  522,695
  Accounts receivable                                   108,097           51,725
  Inventory                                              10,803            5,522
  Prepaid expenses and other current assets             159,630          140,883
                                                     ----------       ----------
    Total current assets                                559,689          720,825
                                                     ----------       ----------

Property and equipment, at cost, net of
  accumulated depreciation of $722,139 and $628,353     609,976          604,295
                                                     ----------       ----------
Other assets                                                  -            6,684
                                                     ----------       ----------
                                                     $1,169,665       $1,331,804
                                                     ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------
Current liabilities:
  Current portion of long-term debt                  $   23,252       $   28,634
  Accounts payable                                       58,975          198,121
  Accrued expenses                                       33,206           15,337
  Deferred revenue                                    1,070,262          946,469
                                                     ----------       ----------
    Total current liabilities                         1,185,695        1,188,561
                                                     ----------       ----------

Long-term debt                                           54,242           71,827
                                                     ----------       ----------
Stockholders' equity (deficit):
  Common stock, $.001 par value, 200,000,000
    shares authorized, 24,510,502 and 24,995,502
    shares issued and outstanding                        24,511           24,995
  Additional paid-in capital                          6,162,420        6,095,936
  Accumulated (deficit)                              (6,257,203)      (6,049,515)
                                                     ----------       ----------
                                                        (70,272)          71,416
                                                     ----------       ----------
                                                     $1,169,665       $1,331,804
                                                     ==========       ==========

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.
Statements of Operations
For The Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

                                          Three Months               Nine Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
                                                               (RESTATED)
Sales                               $  662,029   $  550,186   $1,956,682   $1,818,655
Cost of sales and services             357,229      274,133      941,980      885,599
                                    ----------   ----------   ----------   ----------
Gross profit                           304,800      276,053    1,014,702      933,056
                                    ----------   ----------   ----------   ----------

Expenses
  General and administrative
   - non cash stock compensation             -            -       66,000            -
  General and administrative           398,640      357,935    1,183,225    1,208,610
                                    ----------   ----------   ----------   ----------
                                       398,640      357,935    1,249,225    1,208,610
                                    ----------   ----------   ----------   ----------
(Loss) from operations                 (93,840)     (81,882)    (234,523)    (275,554)
                                    ----------   ----------   ----------   ----------
Other income and (expense):
  Interest income                        7,877       11,589        8,625       22,326
  Other income                          22,502            -       22,502            -
  Interest expense                      (1,344)      (3,131)      (4,293)      (8,781)
                                    ----------   ----------   ----------   ----------
                                        29,035        8,458       26,834       13,545
                                    ----------   ----------   ----------   ----------

(Loss) before taxes                    (64,805)     (73,424)    (207,689)    (262,009)
Income taxes                                 -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $  (64,805)  $  (73,424)  $ (207,689)  $ (262,009)
                                    ==========   ==========   ==========   ==========

Per share information:
  Basic and diluted (loss)
    per share                       $    (0.00)  $    (0.00)  $    (0.01)   $   (0.01)
                                    ==========   ==========   ==========   ==========
  Weighted average shares
   Outstanding- basic and diluted   24,510,502   25,245,502   24,377,169   25,245,502
                                    ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                       Statements of Cash Flows
         For The Nine Months Ended September 30, 2009 and 2008
                             (Unaudited)

                                                 2009         2008
                                              ----------   ----------
                                               (RESTATED)
Net cash provided by (used in) operating
  activities                                  $ (125,786)   $ (480,192)
                                              ----------    ----------

Cash flows from investing activities:
  Acquisition of plant and equipment             (92,783)     (271,312)
                                              ----------    ----------
    Net cash (used in) investing activities      (92,783)     (271,312)
                                              ----------    ----------

Cash flows from financing activities:
  Repayment of notes payable                     (22,967)      (20,896)
                                              ----------    ----------
    Net cash (used in) financing activities      (22,967)      (20,896)
                                              ----------    ----------

(Decrease) in cash                              (241,536)     (772,400)
                                              ----------    ----------
Cash and cash equivalents, beginning
  of period                                      522,695     1,323,215
                                              ----------    ----------
Cash and cash equivalents,
  end of period                               $  281,159    $  550,815
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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From inception to September 30, 2009, the Company incurred net losses of $6,257,203 and for the nine months ended September 30, 2009, the Company incurred a net loss of $207,689. In addition, the Company has a working capital deficit of $626,006 at September 30, 2009.

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

(6)  Correction of an Error

During March 2010, the Company determined that the value assigned to the change in the terms of certain options to purchase common shares during April 2009, which had been valued at $0 should have been valued at $50,000 to correctly reflect the fair market value of the options.

The accompanying financial statements have been restated to reflect this $50,000 charge to stock based compensation. The adjustment increased the net loss for the nine months ended September 30, 2009, from $(157,689) to $(207,689) or $(.01) per share.

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

The non-cash stock compensation for the nine months ended September 30, 2009 consisted of 400,000 shares of common stock issued for services valued at $16,000. The value assigned to the shares issued was based upon the trading value of the registrant's common stock at the date the shares were authorized by the registrant's board of directors. In addition, during April 2009, the Company extended the expiration date of 3,500,000 outstanding options for a period of five years. The exercise price remained at $.15 per share. The Company charged $50,000 to operations related to this extension.

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