Form 10-Q
period 2010-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2010-05-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942

Dale Jarrett Racing Adventure, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

   FLORIDA                                      59-3564984
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

1313 10th Avenue Lane SE, Hickory, NC                           28602
     (Address of principal executive offices,               Zip Code)

(888) 467-2231
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

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

The number of outstanding shares of the registrant's common stock, April 30, 2010:

  Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    11
Item 1A. Risk Factors                                         11
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        11
Item 3.  Defaults upon Senior Securities                      11
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            11
Item 5.  Other Information                                    11
Item 6.  Exhibits                                             11

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS
                   Dale Jarrett Racing Adventure, Inc.
                         Condensed Balance Sheets

                                            March 31,      December 31,
                                              2010            2009
                                            --------       -----------
                                           (Unaudited)
                     ASSETS
Current assets:
  Cash                                      $   383,971    $   544,563
  Accounts receivable                           110,965         58,484
  Spare parts and supplies                      155,507        149,844
  Prepaid expenses and other current assets      35,687         64,494
                                            -----------    -----------
      Total current assets                      686,130        817,385
                                            -----------    -----------
Property and equipment, at cost, net of
  accumulated depreciation of $790,992
  and $757,747                                  571,869        574,368
                                            -----------    -----------
Other assets                                      3,600          3,600
                                            -----------    -----------
                                            $ 1,261,599     $1,395,353
                                            ===========    ===========
      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Current portion of long-term debt         $    24,008    $    23,627
  Accounts payable                               54,124        152,422
  Accrued expenses                               52,177         34,026
  Deferred revenue                            1,171,988      1,153,313
                                            -----------    -----------
      Total current liabilities               1,302,297      1,363,388
                                            -----------    -----------
Long-term debt                                   42,056         48,182
                                            -----------    -----------
Stockholders' (deficit):
 Preferred stock, $.0001 par value,
 5,000,000 shares authorized,                         -              -
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 24,510,502
  issued and 24,014,752 and 24,216,002
  shares outstanding at March 31, 2010
  and December 31, 2009, respectively             2,451          2,451
 Additional paid-in capital                   6,184,480      6,184,480
 Treasury stock, 495,750 and 294,500 shares,
  respectively, at cost                         (29,998)      (17,867)
 Accumulated (deficit)                       (6,239,687)   (6,185,281)
                                            -----------    -----------
       Total stockholders' deficit              (82,754)      (16,217)
                                            -----------    -----------
                                            $ 1,261,599    $ 1,395,353
                                            ===========    ===========

            See accompanying notes to condensed financial statements

                  Dale Jarrett Racing Adventure, Inc.
                  Condensed Statements of Operations
              For The Three Months Ended March 31, 2010 and 2009
                               (Unaudited)

                                                  2010           2009
                                               --------       --------
Sales                                       $   598,637    $   447,487
Cost of sales and services                      285,886        246,340
                                            -----------    -----------
Gross profit                                    312,751        201,147
                                            -----------    -----------
General and administrative expenses             366,538        366,727
                                            -----------    -----------
(Loss) from operations                          (53,787)      (165,580)

Other income and (expense):
 Interest income                                    553            548
 Interest expense                                (1,172)        (1,536)
                                            -----------    -----------
                                                   (619)          (988)
                                            -----------    -----------
(Loss) before taxes                             (54,406)      (166,568)
Income taxes                                          -              -
                                            -----------    -----------
  Net (loss)                                $   (54,406)   $  (166,568)


Per share information:

Basic and diluted (loss) per share          $    (0.00)    $     (0.01)
                                            ===========    ===========
Weighted average shares outstanding          24,038,963     24,110,502
                                            ===========    ===========




              See accompanying notes to condensed financial statements.

                     Dale Jarrett Racing Adventure, Inc.
                     Condensed Statements of Cash Flows
               For The Three Months Ended March 31, 2010 and 2009
                                 (Unaudited)

                                                  2010           2009
                                               --------       --------
 Net cash (used in) operating activities    $  (111,970)   $  (207,644)
                                            -----------    -----------
Cash flows from investing activities:
   Acquisition of property and equipment        (30,746)       (24,560)
                                            -----------    -----------
  Net cash (used in) investing activities       (30,746)       (24,560)

Cash flows from financing activities:
   Repayment of long-term debt                   (5,745)        (7,825)
   Purchase of treasury stock                   (12,131)             -
                                            -----------    -----------
  Net cash (used in) financing activities       (17,876)        (7,825)

(Decrease) in cash                             (160,592)      (240,029)
                                            -----------    -----------
Cash and cash equivalents,
 beginning of period                            544,563        522,695
                                            -----------    -----------
Cash and cash equivalents,
 end of period                              $   383,971    $   282,666
                                            ===========    ===========

Supplemental Cash Flow Information:

 Cash paid for interest	   			        1,172          1,536
							  ===========    ===========
 Cash paid for income taxes                           -              -
                                            ===========    ===========



         See accompanying notes to condensed financial statements.

                     DALE JARRETT RACING ADVENTURE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2010
                              (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2009, including notes thereto included in the Company's Form 10-K.

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

(3)  Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operation and are recorded at cost.

(4)  Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

                     DALE JARRETT RACING ADVENTURE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2010
                              (UNAUDITED)

(5)  Stockholders' Equity

During the quarter ended March 31, 2010, the Company purchased a total of 201,250 shares of its common stock for cash aggregating $12,131, which is classified as treasury stock in the accompanying balance sheet as of March 31, 2010.

(6)  Legal Proceedings

The Company is a defendant in litigation related to an alleged breach of contract and the case is currently pending in the circuit court of Talladega County, Alabama. The Company is currently in settlement negotiations and has accrued $17,500 related to this contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Corporation's services and products are dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation's competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the corporation's services and products as well as the private sale of the Corporation's stock. There are no material commitments for capital expenditure at this time.
There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Corporation's continuing operations. There are no known causes for any material changes from period to period in one or more line items of the corporation's financial statements.

The Corporation currently has classes planned through December 2010.

Capital and Source of Liquidity. The Corporation currently has no material commitments for capital expenditures. The Corporation has no plans for future capital expenditures, such as additional race cars, at this time.

The Corporation believes that there will be sufficient capital from revenues to conduct operations for the next twelve (12) months.

Presently, the Corporation's revenue and cash comprises one hundred
(100) percent of the total cash necessary to conduct operations.
Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as the Corporation's financial situation dictates.

For the three months ended March 31, 2010, the Corporation acquired plant and equipment of $30,746 resulting in net cash used in investing activities of $30,746.

Comparatively, for the three months ended March 31, 2009, the Corporation acquired plant and equipment of $24,560 resulting in net cash used in investing activities of $24,560.

For the three months ended March 31, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $5,745 and purchased treasury stock of $12,131. As a result, the Corporation had net cash used in financing activities of 17,876 for the three months ended March 31, 2010.

Comparatively, for the three months ended March 31, 2009, the Corporation reduced its outstanding debt by repaying notes payable of $7,825. As a result, the Corporation had net cash used in financing activities of $7,825 for the three months ended March 31, 2009.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended March 31, 2010, the registrant had sales of $598,637 with cost of sales of $285,886 for a gross profit of $312,751.

Comparatively, for the three months ended March 31, 2009, the registrant had sales of $447,487 with cost of sales of $246,340 for a gross profit of $201,147. The increase in revenue of $151,150, or 33.8%, resulted in an increase in cost of sales of $39,546, or 16.1%, due to increased customers and related costs to service those extra customers. The gross profit percentage increased from 45.0% to 52.2% because of increased sales and relatively fixed track and race equipment costs.

For the three months ended March 31, 2010, the registrant had general and administrative expenses of $366,538. Comparatively, for the three months ended March 31, 2009, the registrant had general and administrative expenses of $366,727. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2010 decreased to 61.23% from 81.95% for the three months ended March 31, 2009 due to increased revenues and management's ongoing effort to maintain and/or reduce these types of expenses.

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


Item 4T.  Controls and Procedures

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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