Form 10-Q
period 2010-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2010-08-13
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, July 31, 2010:

  Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.
FORM 10-Q
For the quarterly period ended June 30, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Removed and Reserved						  15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                   Dale Jarrett Racing Adventure, Inc.
                       Condensed Balance Sheets

                                              June 30,     December 31,
                                                2010          2009
                                              -------      -----------
                                            (Unaudited)
                                  ASSETS
Current assets:
  Cash                                    $   394,094    $   544,563
  Accounts receivable                         114,267         58,484
  Spare parts and supplies                    152,350        149,844
  Prepaid expenses and other current assets    54,914         64,494
                                          -----------    -----------
      Total current assets                    715,625        817,385
                                          -----------    -----------
Property and equipment, net of
  accumulated depreciation of $816,930
  and $757,747                                509,389        574,368
                                          -----------    -----------
Other assets                                   11,630          3,600
                                          -----------    -----------
                                          $ 1,236,644    $ 1,395,353
                                          ===========    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt       $    24,129    $    23,627
  Accounts payable                            106,916        152,422
  Accrued expenses                             24,262         34,026
  Deferred revenue                          1,197,383      1,153,313
                                          -----------    -----------
      Total current liabilities             1,352,690      1,363,388
                                          -----------    -----------
Long-term debt                                 37,935         48,182
                                          -----------    -----------
   Stockholders' deficit:
 Preferred stock, $.0001 par value,
   5,000,000 shares authorized                      -              -
 Common stock, $.0001 par value,
   200,000,000 shares authorized,
   24,510,502 shares issued and
   23,886,752 and 24,216,002 shares
   outstanding at June 30, 2010 and
   December 31, 2009, respectively              2,451          2,451

 Additional paid-in capital                 6,184,480      6,184,480
 Treasury stock, 623,750 and 294,500
     shares, at cost                          (36,711)       (17,867)
 Accumulated (deficit)                     (6,304,201)    (6,185,281)
                                          -----------    -----------
                                             (153,981)       (16,217)
                                          -----------    -----------
                                          $ 1,236,644    $ 1,395,353
                                          ===========    ===========


  See accompanying notes to unaudited condensed financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                  Condensed Statements of Operations
    For The Three Months and Six Months Ended June 30, 2010 and 2009
                              (Unaudited)

                                            Three Months             Six Months
                                           Ended June 30,           Ended June 30,
                                         2010          2009       2010        2009
                                         ----          ----       ----        ----
                                                    (Restated)             (Restated)
Sales                                 $687,582      $847,166  $1,286,219   $1,294,653
Cost of sales and services             288,963       338,411     574,849      584,751
                                    ----------    ----------  ----------   ----------
Gross profit                           398,619       508,755     711,370      709,902
                                    ----------    ----------  ----------   ----------
Expenses
 General and administrative - non
  cash stock compensation                  990        66,000         990       66,000
 General and administrative            441,422       417,858     807,960      784,585
                                    ----------    ----------  ----------   ----------
                                       442,412       483,858     808,950      850,585
                                    ----------    ----------  ----------   ----------

Income (loss) from operations          (43,793)       24,897     (97,580)    (140,683)

Other income and (expense):
 Interest income                           448           200       1,001          748
 Loss on disposal of assets            (18,252)            -     (18,252)           -
 Interest expense                       (2,917)       (1,413)     (4,089)      (2,949)
                                    ----------    ----------  ----------   ----------
                                       (20,721)       (1,213)    (21,340)      (2,201)
                                    ----------    ----------  ----------   ----------
Income (loss) before taxes             (64,514)       23,684    (118,920)    (142,884)
Income taxes                                 -             -           -            -
                                    ----------    ----------  ----------   ----------
  Net income (loss)                 $  (64,514)   $   23,684  $ (118,920)  $ (142,884)
                                    ==========    ==========  ==========   ==========
Per share information:

Basic and diluted income
  (loss) per share                  $    (0.00)   $     0.00  $    (0.00)  $    (0.01)
                                    ==========    ==========  ==========   ==========
Weighted average shares outstanding
 - basic and diluted                23,978,851    24,310,502  24,008,741   24,410,502
                                    ==========    ==========  ==========   ==========

  See accompanying notes to unaudited condensed financial statements.

                   Dale Jarrett Racing Adventure, Inc.
               Condensed Statements of Cash Flows
             For The Six Months Ended June 30, 2010 and 2009
                              (Unaudited)

                                              2010            2009
                                              ----            ----
                                                           (Restated)

 Net cash used in operating activities    $ (78,266)       $(143,125)
                                          ---------        ---------
Cash flows from investing activities:
   Acquisition of plant and equipment       (42,624)         (49,960)
                                          ---------        ---------
  Net cash used in financing activities     (42,624)         (49,960)
                                          ---------        ---------
Cash flows from financing activities:
   Repayment of notes payable                (9,745)         (15,754)
   Purchase of treasury stock               (19,834)               -
                                          ---------        ---------
  Net cash used in financing activities     (29,579)         (15,754)
                                          ---------        ---------
Decrease in cash                           (150,469)        (208,839)
                                          ---------        ---------
Cash, beginning of period                   544,563          522,695
                                          ---------        ---------
Cash, end of period                       $ 394,094        $ 313,856
                                          =========        =========

See accompanying notes to unaudited condensed financial statements.

                     DALE JARRETT RACING ADVENTURE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 2010
                               (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles
(GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2009, including notes thereto included in the Company's Form 10-K.

(2)  Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement     Issued            Title

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

ASU No. 2010-02   January 2010      Consolidation (Topic 810):
Accounting and Reporting for
Decreases in Ownership of a
Subsidiary - a Scope Clarification

ASU No. 2012-03   January 2010      Extractive Activities - Oil and Gas
(Topic 932): Oil and Gas Reserve
Estimation and Disclosures

ASU No. 2010-04   January 2010      Accounting for Various Topics:
Technical Corrections to SEC
Paragraphs

ASU No. 2010-05   January 2010      Compensation  - Stock Compensation
(Topic718): Escrowed Share
Arrangements and the Presumption of
Compensation

                     DALE JARRETT RACING ADVENTURE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 2010
                               (UNAUDITED)

(2)  Recent Accounting Pronouncements (Continued)

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

ASU No. 2010-07   January 2010      Not-for-Profit Entities (Topic
958): Not-for-Profit Entities -
Mergers and Acquisitions

ASU No. 2010-08   February 2010     Technical Corrections to Various
Topics

ASU No. 2010-09   February 2010     Subsequent Events (Topic 855):
Amendments to Certain Recognition
and Disclosure Requirements

ASU No. 2010-10   February 2010     Consolidation (Topic 810):
Amendments for Certain Investment
Funds

ASU No. 2010-11   March 2010        Derivatives and Hedging (Topic
815): Scope Exception Related to
Embedded Credit Derivatives

ASU No. 2010-12   April 2010        Income Taxes (Topic 740):
Accounting for Certain Tax Effects
of the 2010 Health Care Reform Acts
(SEC Update)

ASU No. 2010-13   April 2010        Compensation-Stock Compensation
(Topic 718): Effect of Denominating
the Exercise Price of a Share-Based
Payment Award in the Currency of
the Market in Which the Underlying
Equity Security Trades-a consensus
of the FASB Emerging Issues Task
Force

ASU No. 2010-14   April 2010        Accounting for Extractive
Activities-Oil & Gas-Amendments to
Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15   April 2010        Financial Services-Insurance (Topic
944): How Investments Held through
Separate Accounts Affect an
Insurer's Consolidation Analysis of
Those Investments-a consensus of
the FASB Emerging Issues Task Force

                     DALE JARRETT RACING ADVENTURE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 2010
                               (UNAUDITED)

(2)  Recent Accounting Pronouncements (Continued)

ASU No. 2010-16   April 2010        Entertainment-Casinos (Topic 924):
Accruals for Casino Jackpot
Liabilities-a consensus of the FASB
Emerging Issues Task Force

ASU No. 2010-17   April 2010        Revenue Recognition-Milestone
Method (Topic 605): Milestone
Method of Revenue Recognition-a
consensus of the FASB Emerging
Issues Task Force

ASU No. 2010-18   April 2010        Receivables (Topic 310): Effect of
a Loan Modification When the Loan
is Part of a Pool That is Accounted
for as a Single Asset-a consensus
of the FASB Emerging Issues Task
Force

ASU No. 2010-19   May 2010          Foreign Currency (Topic 830):
Foreign Currency Issues: Multiple
Foreign Currency Exchange Rates

ASU No. 2010-20  July 2010          Receivables (Topic 310): Disclosure
about the Credit Quality of
Financing Receivables and the
Allowance for Credit Losses

ASU No. 2010-21  August 2010        Accounting for Technical Amendments
to Various SEC Rules and Schedules
Amendments to SEC Paragraphs
Pursuant to Release No. 33-9026:
Technical Amendments to Rules,
Forms, Schedules and Codification
of Financial Reporting Policies
(3)  Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive commons stock equivalents are not considered in the computation. We did not have any dilutive common stock equivalents for the three months ended June 30, 2009.

                     DALE JARRETT RACING ADVENTURE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              June 30, 2010
                               (UNAUDITED)

(4)  Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operation and are recorded at cost.

(5)  Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

(6)  Stockholders' Deficit

During the six months ended June 30, 2010, the Company purchased a total of 329,250 shares of its common stock for cash aggregating $19,834, which is classified as treasury stock in the accompanying condensed balance sheet as of June 30, 2010 and recorded at cost. Further, the Company reissued 20,000 shares of treasury stock with a fair value of $990 to an employee for services during the period then ended. During July 2010, the company purchased an additional 35,900 shares of its common stock for cash aggregating $1,701.

(7)  Legal Proceedings

On June 28, 2010, the Company paid $20,000 to settle litigation related to an alleged breach of contract in the circuit court of Talladega County, Alabama. The Company had previously accrued $17,500 related to this proceeding and expensed a further $2,500 during the three months ended June 30, 2010.

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

Capital Resources and Source of Liquidity. The Corporation currently has no material commitments for capital expenditures. The Corporation has no plans for future capital expenditures, such as additional race cars, at this time.

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

For the six months ended June 30, 2010, the Corporation acquired plant and equipment of $42,624 resulting in net cash used in investing activities of $42,624.

Comparatively, for the six months ended June 30, 2009, the Corporation acquired plant and equipment of $49,960 resulting in net cash used in investing activities of $49,960.

For the six months ended June 30, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $9,745 and purchased treasury stock of $19,834. As a result, the Corporation had net cash used in financing activities of $29,579 for the six months ended June 30, 2010.

Comparatively, for the six months ended June 30, 2009, the Corporation reduced its outstanding debt by repaying notes payable of $15,754. As a result, the Corporation had net cash used in financing activities of $15,754 for the six months ended June 30, 2009.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended June 30, 2010, the registrant had sales of $687,582 with cost of sales of $288,963 for a gross profit of $398,619.

Comparatively, for the three months ended June 30, 2009, the registrant had sales of $847,166 with cost of sales of $338,411 for a gross profit of $508,755. The decrease in revenue of $159,584, or 18.8%, resulted in a decrease in cost of sales of $49,448, or 14.6%, due to decreased customers and decreased costs to service less customers. The gross profit percentage decreased from 60.0% to 58.0% because of decreased sales and relatively fixed track and race equipment costs.

For the three months ended June 30, 2010, the registrant had general and administrative expenses of $411,422 and non cash stock compensation of $990. Comparatively, for the three months ended June 30, 2009, the registrant had general and administrative expenses of $417,858 and non cash stock compensation of $66,000. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2010 increased to 64.34% from 57.11% for the three months ended June 30, 2009 due to decreased revenues.

For the six months ended June 30, 2010, the registrant had sales of $1,286,219 with cost of sales of $574,849 for a gross profit of $711,370.

Comparatively, for the six months ended June 30, 2009, the registrant had sales of $1,294,653 with cost of sales of $584,751 for a gross profit of $709,902. The decrease in revenue of $8,434, or 0.65%, resulted in a decrease in cost of sales of $9,902, or 1.69%, due to decreased customers and decrease costs to service less customers. The gross profit percentage increased slightly from 54.83% to 55.31% because of decreased sales with relatively fixed track and race equipment costs.

For the six months ended June 30, 2010, the registrant had general and administrative expenses of $807,960 with non cash stock compensation of $990. Comparatively, for the six months ended June 30, 2009, the registrant had general and administrative expenses of $784,585 and non cash stock compensation of $66,000. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2010 decreased to 62.89% from 65.70% for the three months ended June 30, 2009 due to decreased revenues.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.


Item 4T.  Controls and Procedures

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Removed and Reserved


Item 5.   Other Information
          None

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

Dated: August 13, 2010

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon, Principal Executive Officer