Form 10-Q
period 2010-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2010-11-09
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, November 9, 2010:
  Common Stock  -  24,510,502

                DALE JARRETT RACING ADVENTURE, INC.
                            FORM 10-Q
          For the quarterly period ended September 30, 2010
                             INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4.  Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  (Removed and Reserved)                               14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                  Dale Jarrett Racing Adventure, Inc.
                       Condensed Balance Sheets
                         September 30, 2010

                                       September 30,    December 31,
                                           2010              2009
                                       -------------    ------------
                                       (Unaudited)
                         ASSETS

Current assets:
Cash                                     $   244,501     $   544,563
Accounts receivable                           65,601          58,484
Spare parts and supplies                     147,218         149,844
Prepaid expenses and other current assets     23,683          64,494
                                         -----------     -----------
Total current assets                         481,003         817,385
                                         -----------     -----------
Property and equipment, at cost,
  net of accumulated depreciation
  of $850,541 and $757,747                   485,190         574,368
                                        ------------    ------------
Other Assets                                  13,511           3,600
                                        ------------    ------------
                                        $    979,704    $  1,395,353
                                        ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt       $     24,543    $     23,627
Accounts payable                              67,241         152,422
Accrued expenses                              40,202          34,026
Deferred revenue                             811,662       1,153,313
                                        ------------    ------------
Total current liabilities                    943,648       1,363,388
                                        ------------    ------------
Long-term debt                                31,642          48,182
                                        ------------    ------------
Stockholders' equity (deficit):
Common stock, $.0001 par value,
  200,000,000 shares authorized,
  24,510,502 issued and 23,838,852
  and 24,216,002 shares outstanding
  at September 30, 2010 and December
  31,2009, respectively                        2,451           2,451
Additional paid-in capital                 6,184,480       6,184,480

Treasury stock, 671,650 and 294,500,
  at cost                                    (39,009)        (17,867)
Accumulated deficit                       (6,143,508)     (6,185,281)
                                       -------------    ------------
                                               4,414         (16,217)
                                       -------------    ------------
                                       $     979,704    $  1,395,353
                                       =============    ============

  See accompanying notes to unaudited condensed financial statements.

                    Dale Jarrett Racing Adventure, Inc.
                    Condensed Statements of Operations
                   For The Three Months and Nine Months
                    Ended September 30, 2010 and 2009
                               (Unaudited)

                                       Three Months               Nine Months
                                     2010        2009          2010         2009
                                  ----------  ----------    ----------   ----------
                                              (Restated)                 (Restated)

Sales                             $  955,380  $  662,029   $2,241,599    $1,956,682
Cost of sales and services           434,179     357,229    1,009,028       941,980
                                  ----------  ----------   ----------    ----------
Gross profit                         521,201     304,800    1,232,571     1,014,702
                                  ----------  ----------   ----------    ----------
Expenses
  General and administrative -non
   cash stock compensation                 -           -          990        66,000
  General and administrative         359,794     398,640    1,167,754     1,183,225
                                  ----------  ----------   ----------    ----------
                                     359,794     398,640    1,168,744     1,249,225
                                  ----------  ----------   ----------    ----------
Income (loss) from operations        161,407     (93,840)      63,827      (234,523)
                                  ----------  ----------   ----------    ----------
Other income (expense):
  Interest income                        323       7,877        1,324         8,625
  Other income                             -      22,502            -        22,502
  Loss on disposal of assets               -           -      (18,252)            -
  Interest expense                    (1,037)     (1,344)      (5,126)       (4,293)
                                  ----------  ----------   ----------    ----------
                                        (714)     29,035      (22,054)       26,834
                                  ----------  ----------   ----------    ----------
Income (loss) before income
  taxes                              160,693    (64,805)       41,773     (207,689)
Income taxes                               -          -             -            -
                                  ---------- ----------    ----------   ----------
Net income (loss)                 $  160,693 $  (64,805)   $   41,773   $ (207,689)
                                  ========== ==========    ==========   ==========
Per share information:
Basic and diluted income (loss)
  per share                       $     0.01 $    (0.00)   $     0.00   $    (0.01)
                                  ========== ==========    ==========   ==========
Weighted average shares
  outstanding - basic             23,842,927 24,510,502    23,952,862   24,377,169
                                  ========== ==========    ==========   ==========
Weighted average shares
  outstanding -
  fully diluted                   23,842,927 24,510,502    23,952,862   24,377,169
                                  ========== ==========    ==========   ==========

    See accompanying notes to unaudited condensed financial statements.

                Dale Jarrett Racing Adventure, Inc.
                Condensed Statements of Cash Flows
     For the Nine Months Ended September 30, 2010 and 2009
                            (Unaudited)

                                            2010          2009
                                         ----------    -----------

Net cash used in operating activities    $ (208,389)   $  (125,786)
                                         ----------    -----------

Cash flows from investing activities:
  Acquisition of plant and equipment        (53,917)       (92,783)
                                         ----------    -----------
Net cash used in financing activities       (53,917)       (92,783)
                                         ----------    -----------

Cash flows from financing activities:
  Repayment of notes payable                (15,624)       (22,967)
  Purchase of treasury stock                (22,132)             -
                                         ----------    -----------
Net cash used in financing activities       (37,756)       (22,967)
                                         ----------    -----------

Decrease in cash                           (300,062)      (241,536)
                                         ----------    -----------

Cash, beginning of period                   544,563        522,695
                                         ----------    -----------

Cash, end of period                      $  244,501    $   281,159
                                         ==========    ===========


See accompanying notes to unaudited condensed financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                Notes to Condensed Financial Statements
                         September 30, 2010
                             (Unaudited)

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

Pronouncement   Issued   Title
ASU No. 2010-01   January 2010   Equity (Topic 505).  Accounting for
                                 Distributions to Shareholders with
                                 Components of Stock and Cash - a
                                 consensus of the FASB Emerging
                                 Issues Task Force

ASU No. 2010-02   January 2010   Consolidation (Topic 810).  Accounting
                                 and Reporting for Decreases in
                                 Ownership of a Subsidiary - a Scope
                                 Clarification

ASU No. 2012-03   January 2010   Extractive Activities - Oil and Gas
                                 (Topic 932): Oil and Gas Reserve
                                 Estimation and Disclosures

ASU No. 2010-04   January 2010   Accounting for Various Topics:
                                 Technical Corrections to SEC
                                 Paragraphs

ASU No. 2010-05   January 2010   Compensation  - Stock Compensation
                                 (Topic 718): Escrowed Share
                                 Arrangements and the Presumption of
                                 Compensation

ASU No. 2010-06   January 2010   Fair Value Measurements and
                                 Disclosures (Topic 820): Improving
                                 Disclosures about Fair Value
                                 Measurements

                  Dale Jarrett Racing Adventure, Inc.
                Notes to Condensed Financial Statements
                         September 30, 2010
                             (Unaudited)

(1)  Basis Of Presentation (Continued)

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

ASU No. 2010-09  February 2010   Subsequent Events (Topic 855):
                                 Amendments to Certain Recognition
                                 and Disclosure Requirements

ASU No. 2010-10  February 2010   Consolidation (Topic 810): Amendments
                                 for Certain Investment Funds

ASU No. 2010-11  March 2010      Derivatives and Hedging (Topic 815):
                                 Scope Exception Related to Embedded
                                 Credit Derivatives

ASU No. 2010-12  April 2010      Income Taxes (Topic 740): Accounting
                                 for Certain Tax Effects of the 2010
                                 Health Care Reform Acts (SEC update)

ASU No. 2010-13  April 2010      Compensation - Stock Compensation
                                 (Topic 718): Effect of Denominating
                                 the Exercise Price of a Share-Based
                                 Payment Award in the Currency of the
                                 Market in Which the Underlying
                                 Equity Security Trades - a consensus
                                 of the FASB Emerging Issues Task
                                 Force

ASU No. 2010-14  April 2010      Accounting for Extractive Activities -
                                 Oil & Gas - Amendments to Paragraph
                                 932-10-S99-1 (SEC Update)

ASU No. 2010-15  April 2010      Financial Services - Insurance (Topic
                                 944): How Investments Held through
                                 Separate Accounts Affect an
                                 Insurer's Consolidation Analysis of
                                 Those Investments - a consensus of
                                 the FASB Emerging Issues Task Force

ASU No. 2010-16  April 2010      Entertainment - Casinos (Topic 924):
                                 Accruals for Casino Jackpot
                                 Liabilities - a consensus of the
                                 FASB Emerging Issues Task Force

                  Dale Jarrett Racing Adventure, Inc.
                Notes to Condensed Financial Statements
                         September 30, 2010
                             (Unaudited)

(1)  Basis Of Presentation (Continued)

ASU No. 2010-17  April 2010      Revenue Recognition - Milestone Method
                                 (Topic 605): Milestone Method of
                                 Revenue Recognition - a consensus of
                                 the FASB Emerging Issues Task Force

ASU No. 2010-18  April 2010      Receivables (Topic 310): Effect of a
                                 Loan Modification When the Loan is
                                 Part of a Pool That is Accounted for
                                 as a Single Asset - a consensus of
                                 the FASB Emerging Issues Task Force

ASU No. 2010-19  May 2010        Foreign Currency (Topic 830): Foreign
                                 Currency Issues: Multiple Foreign
                                 Currency Exchange Rates

ASU No. 2010-20  July 2010       Receivables (Topic 310): Disclosure
                                 about the Credit Quality of
                                 Financing Receivables and the
                                 Allowance for Credit Losses

ASU No. 2010-21  August 2010     Accounting for Technical Amendments to
                                 Various SEC Rules and Schedules
                                 Amendments to SEC Paragraphs
                                 Pursuance to Release No. 33-9026:
                                 Technical Amendments to Rules,
                                 Forms, Schedules and Codification of
                                 Financial Reporting Policies

ASU No. 2010-22  August 2010     Accounting for Various Topics -
                                 Technical Corrections to SEC
                                 Paragraphs

ASU No. 2010-23  August 2010     Health Care Entities (Topic 954):
                                 Measuring Charity Care for
                                 Disclosure

ASU No. 2010-24  August 2010     Health Care Entities (Topic 954):
                                 Presentation of Insurance Claims and
                                 Related Insurance Recoveries

ASU No. 2010-25  September 2010  Plan Accounting - Defined Contribution
                                 Pension Plans (Topic 962): Reporting
                                 Loans to Participants by Defined
                                 Contribution Pension Plans

ASU No. 2010-26  October 2010    Financial Services Insurance (Topic
                                 944): Accounting for Costs
                                 Associated with Acquiring or
                                 Renewing Insurance Contracts

                  Dale Jarrett Racing Adventure, Inc.
                Notes to Condensed Financial Statements
                         September 30, 2010
                             (Unaudited)

(2)  Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Diluted income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the
computation.   For the nine months ended September 30, 2010, and 2009,
options to purchase 3,000,000 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

(5)  Stockholders' Equity (Deficit)

During the three and nine months ended September 30, 2010, the Company purchased 47,900 and 377,150 shares, respectively, of its own common stock for cash aggregating $2,298 and $21,142, respectively, which is recorded at cost and classified as treasury stock in the accompanying condensed balance sheets. Further in April 2010, the Company reissued 20,000 shares of treasury stock with a fair value of $990 to an employee for services.

(6)  Commitments

On August 19, 2010, the Company entered into an agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying customers at Talladega Superspeedway. Under the terms of the agreement, the Company agreed to rent a minimum of 60 days during 2011 for $450,000 payable in four payments of $112,500 due at the end of each quarter during 2011. The Company may also use additional days at a cost of $7,500 per day during 2011.

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

The Corporation currently has classes planned through December 2011.

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

For the nine months ended September 30, 2010, the Corporation acquired plant and equipment of $53,917 resulting in net cash used in investing activities of $53,917.

Comparatively, for the nine months ended September 30, 2009, the Corporation acquired plant and equipment of $92,783 resulting in net cash used in investing activities of $92,783.

For the nine months ended September 30, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $15,624, purchased treasury stock of $22,132 and issued treasury stock of $990. As a result, the Corporation had net cash used in financing activities of $36,766 for the nine months ended September 30, 2010.

Comparatively, for the nine months ended September 30, 2009, the Corporation reduced its outstanding debt by repaying notes payable of $22,967. As a result, the Corporation had net cash used in financing activities of $22,967 for the nine months ended September 30, 2009.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended September 30, 2010, the registrant had sales of $955,380 with cost of sales of $434,179 for a gross profit of $521,201.

Comparatively, for the three months ended September 30, 2009, the registrant had sales of $662,029 with cost of sales of $357,229 for a gross profit of $304,800. The increase in revenue of $293,351, or 29.5%, resulted in an increase in cost of sales of $76,950, or 17.7%, due to increased customers. The gross profit percentage increased from 46.0% to 54.55% because of increased sales and relatively fixed track and race equipment costs.

For the three months ended September 30, 2010, the registrant had general and administrative expenses of $359,794. Comparatively, for the three months ended September 30, 2009, the registrant had general and administrative expenses of $398,640. The percentage of general and administrative expenses to revenues for the three months ended September 30, 2010 decreased to 37.7% from 60.2% for the three months ended September 30, 2009 due to increased revenues.

For the nine months ended September 30, 2010, the registrant had sales of $2,241,599 with cost of sales of $1,009,028 for a gross profit of $1,232,571.

Comparatively, for the nine months ended September 30, 2009, the registrant had sales of $1,956,682 with cost of sales of $941,980 for a gross profit of $1,014,702. The increase in revenue of $284,917, or 12.7%, resulted in an increase in cost of sales of $67,048, or 6.64%, due to increased customers. The gross profit percentage increased slightly from 51.86% to 54.99% because of increased sales with relatively fixed track and race equipment costs.

For the nine months ended September 30, 2010, the registrant had general and administrative expenses of $1,167,754 with non cash stock compensation of $990. Comparatively, for the nine months ended September 30, 2009, the registrant had general and administrative expenses of $1,183,225 and non cash stock compensation of $66,000. The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2010 decreased to 52.1% from 60.47% for the nine months ended September 30, 2009 due to management's ongoing attempts to reduce these expenses.

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

The Corporation is not currently pursuing financing for its operations. The Corporation is seeking to expand its revenue base and believes that its current cash and revenues will be sufficient to fund operations for the following twelve months. Failure to expand its revenue base may result in the Corporation depleting its available funds and not being able pay its obligations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.


Item 4.  Controls and Procedures

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   (Removed and Reserved)


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

Dated: November 9, 2010

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon
Chief Executive Officer
Chief Financial Officer