Form 10-K
period 2010-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2011-03-28
CIK 1094032

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
 OR

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $496,519.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 28, 2011 was 24,510,502 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

                   Dale Jarrett Racing Adventure, Inc.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2010
                           Table of Contents

                                Part I

ITEM 1.   BUSINESS                                                  4
ITEM 1A.  RISK FACTORS                                              6
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                 6
ITEM 2.   PROPERTIES                                                7
ITEM 3.   LEGAL PROCEEDINGS                                         7
ITEM 4.   (REMOVED AND RESERVED)                                    7

                                Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES                                        8
ITEM 6.   SELECTED FINANCIAL DATA                                   9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    12
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              12
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     27
ITEM 9A.  CONTROLS AND PROCEDURES                                  27
ITEM 9B.  OTHER INFORMATION                                        28

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       29
ITEM 11.  EXECUTIVE COMPENSATION                                   31
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   35
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   35

                               Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  36

                               PART I

ITEM 1.   BUSINESS

Dale Jarrett Racing Adventure, Inc. was formed as a C corporation and incorporated November 24, 1998 in the State of Florida. The Company is currently not involved with any proceedings, bankruptcy or receiverships.

We offer entertainment based oval driving schools and events. These classes are conducted at various racetracks throughout the country. We completed our first driving classes in Rockingham, NC in July of 1999. Since July 4th, 1999, we have run classes at over forty NASCAR tracks.

The Company currently owns 15 racecars. These racecars are classified as stock cars and are equipped for oval or round tracks only. They are fully loaded with race engines, six point harnesses, neck and head restraints, communications, track specific gears and complete safety cages. We have negotiated terms with over forty racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

On October 29, 2008, the Company introduced its new World War II
Adventure. Participants receive a three day opportunity to relive the experience of a B-17 aviator heading out on a bombing mission over enemy territory. Our debut adventure was February 27-March 1, 2009.

Products and Services. The Company offers five types of ride or drive programs for individuals and corporations. The "Qualifier" is a three lap ride with a professional driver which lasts about five minutes, depending on the length of the track. The "Season Opener" is a half day training class culminating in the student driving ten laps. The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving 20 or 30 laps, respectively. The "Advanced Stock Car Adventure" is a full day 60 lap class. The main purpose of each event is the thrill of actually driving the race car.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

The Company's objective is to utilize this first "hub" of 15 racecars on the east coast to their full potential. Our future plan is to add another "hub" on the west coast once the east coast hub becomes utilized at least 15 days per month and is profitable. This would require the purchase of another ten racecars and the support equipment necessary to maintain them.

The Company currently has 15 stock cars, which had an original purchase price of approximately $50,000 per car. Staffing costs are approximately $20,000 per month at each active "hub". We own a Miller Semi Tractor Trailer to haul the cars from track to track. The transporting of staff to the event and their food and lodging costs average $4,000 per day. We are required to maintain a minimum of $5,000,000 of liability insurance, worker's compensation and property and casualty insurance.

The Company also offers a number of add-on sale items, including CDs from its Adventure Cam located in the car, clothing, souvenirs and photography.

The Company also offers a World War II Adventure. Participants receive a three day opportunity to relive the experience of a B-17 aviator heading out on a bombing mission over enemy territory.

Vendor Agreement. During 2009, we entered into an agreement with a vendor, who provides video equipment and video recording services, which enables us to sell video recordings to our students. Under the agreement, we are entitled to a 60% allocation of revenue for all video products and services sold. The agreement is in effect through December 31, 2011 and is renewable annually thereafter.

Marketing.   We offer our products and services at various tracks
throughout the country. We employ a marketing director who is primarily responsible for closing the prospects created through promotion. These services are sold as both corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio and the internet.

Promotional and Licensing Agreements. In December 1998, we entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre whereby these individuals have granted us the use of their names and likeliness in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or television commercials as set out in each agreement. Ned Jarrett is the father of Dale Jarrett and Glenn Jarrett. Dale Jarrett is the father of Jason Jarrett.

Pursuant to these agreements, we issued an aggregate of 5,500,000 common shares of the Company. The term of each agreement was ten years and expired in December 2008. These individuals have verbally agreed to continue their relationship with us without a written agreement and will be compensated for future services only when they are rendered.

Competition. The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There is one well-established market leader, Richard Petty Driving Experience, that is nationally recognized and which possess substantially greater financial, marketing personnel and other resources than us. There are also a small number of local or regional schools. Virtual reality driving experiences are also becoming
more realistic and a growing competitor.   It is also likely that other
competitors will emerge in the near future. There is no assurance that we will compete successfully with other established driving schools. We shall compete on the basis of availability, price, service, quality and location. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees. The Company employs seven full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of our marketing plan. Each active location has up to 25 contract personnel including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager. Additional employees or independent contractors will be obtained as required.

Seasonal Nature of Business Activities.   The Company's operations have
shown to be seasonal partly because some track locations may only operate on certain days or certain times of the year. Primarily, this is due to the weather. Our plan is to run more tracks in the south during the winter to maintain a steady revenue stream in the future.

Government Regulation. The Company does not currently need any government approval of our services and are not aware of any existing or probable governmental regulations on our business or industry.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's executive offices which consist of 1,500 square feet are located at 1313 10th Avenue Lane, SE, Hickory, North Carolina. In October 2009, the Company entered into an operating lease for use of this office space. The lease requires a monthly payment of $1,830 and expires in November, 2012. Future minimum payments under this lease agreement are as follows: $22,212 in 2011 and $20,361 in 2012. The Company also leases various office and warehouse space on a month to month basis or under terms that are less than one year, including our garage facility in Talladega, AL. Our rent expense amounted to $66,287 and $55,800 for the years ended December 31, 2010 and 2009, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

On June 28, 2010, we paid $20,000 to settle litigation related to an alleged breach of contract in the circuit court of Talladega County, Alabama. We had previously accrued $17,500 related to this proceeding and expensed a further $2,500 during 2010.


ITEM 4.  (REMOVED AND RESERVED)

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The Company began trading publicly on the NASD Over the Counter Bulletin Board on June 22, 2000 under the symbol
"DJRT".

The following table sets forth the range of high and low bid quotations for our common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         Quarter Ended                 High Bid             Low Bid
         -------------                 --------             -------
             3/31/09                     .08                   .04
             6/30/09                     .07                   .04
             9/30/09                     .12                   .03
            12/31/09                     .08                   .04

             3/31/10                     .07                   .04
             6/30/10                     .06                   .04
             9/30/10                     .05                   .03
            12/31/10                     .06                   .01

b) Holders. At March 28, 2011, there were approximately 244 shareholders of the Company.

c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

In April 2010, we reissued 20,000 shares of treasury stock with a fair value of $990 to an employee for services.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2010 and 2009, we purchased a total of 397,150 and 294,500 shares of its common stock for cash aggregating $22,132 and $17,867, which is classified as treasury stock in the accompanying balance sheets as of December 31, 2010 and 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Demand for the Company's products are dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our driving school services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our products and services, as well as the private sale of our stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Company's continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have classes planned through December 2011.

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures and has no plans for future capital expenditures, such as additional racecars, at this time.

We believe that there will be sufficient capital from revenues to conduct operations for the next 12 months.

In 2010, our revenue provided substantially all of the cash necessary to conduct operations. Future revenues from classes and events will determine the amount of additional financing necessary to continue and expand operations.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2010, we acquired property and equipment of $53,919 resulting in net cash used in investing activities of $53,919. For the year ended December 31, 2009, we acquired property and equipment of $96,381 resulting in net cash used in investing activities of $96,381.

We continue to look for ways to decrease our cash expenditures and still retain quality management and consultants. On October 22, 2004, our board of directors approved the issuance of options to certain officers and directors and a consultant for the purchase of 3,500,000 common shares at an exercise price of $.15 per common share for a period of 5 years.

During April 2009, we extended the expiration date of 3,500,000 outstanding options for an additional five years. The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 and was charged to stock compensation expense during 2009.

The following table summarizes the stock option activity during the years ended December 31, 2010 and 2009:

                                          Stock       Weighted-average
                                         Options      Price per Share
                                       ------------     ------------
Balance at December 31, 2008            3,500,000        $    0.15
                                        =========        =========
Expired                                         -                -
                                        ---------        ---------
Balance at December 31, 2009            3,500,000        $    0.15
                                        =========        =========
Expired                                        -                -
                                        ---------        ---------
Balance at December 31, 2010            3,500,000        $    0.15
                                        =========        =========

At December 31, 2010, we have the following options outstanding, all of which are exercisable:

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 3.8 years

For the year ended December 31, 2010, we repaid long-term debt of $21,612. We also purchased treasury stock of an amount equaling
$22,132. As a result, our net cash used in financing activities was $43,744 in 2010.

For the year ended December 31, 2009, we purchased treasury stock of an amount equaling $17,867. We also repaid $28,652 of long-term debt. As a result, our net cash used in financing activities was $46,519 in 2009.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations. For the year ended December 31, 2010, we had sales of $3,075,262, which represented a 9% increase over the 2009 sales of $2,810,541. Revenues increased due to increased website traffic resulting from an expansion of web-based advertising. Cost of sales increased only 5% to $1,320,718 from 2009 cost of sales of $1,257,365 due to an emphasis placed on controlling at-track expenses. This resulted in a 13% increase in gross profit from $1,553,176 in 2009 to $1,754,544 in 2010.

For the year ended December 31, 2010, we had general and administrative expenses of $1,676,550. The percentage of general and administrative expenses to revenues for the year ended December 31, 2010 decreased to 55% from 60% for the year ended December 31, 2009 because of management's ongoing effort to increase sales without increasing general and administrative expenses.

Plan of Operation. The Company may experience problems, delays, expenses and difficulties, many of which are beyond the Company's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $946,922 and $1,153,313 at December 31, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.

Stock-Based Compensation

We record stock based compensation in accordance with FASB ASC 718,
Stock Compensation.   ASC 718 requires that the cost resulting from all
share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Dale Jarrett Racing Adventure, Inc.
                    Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        13
Financial Statements of Dale Jarrett Racing Adventure, Inc.:
  Balance Sheets as of December 31, 2010 and 2009              14
  Statements of Operations For the Years
    Ended December 31, 2010 and 2009                           15
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2010 and 2009                 16
  Statements of Cash Flows For the Years Ended
    December 31, 2010 and 2009                                 17
  Notes to Financial Statements                                19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
March 28, 2011

                  DALE JARRETT RACING ADVENTURE, INC.
                           BALANCE SHEETS
                     DECEMBER 31, 2010 and 2009

                                                  2010        2009
                                                  ----        ----
                    ASSETS
                  ----------
Current assets:
Cash and cash equivalents                      $  569,592  $  544,563
Accounts receivable                                 9,372      58,484
Spare parts and supplies                          185,105     149,844
Prepaid expenses and other current assets          38,128      64,494
                                               ----------  ----------
Total current assets                              802,197     817,385
                                               ----------  ----------
Property and equipment, at cost,
  net of accumulated depreciation
  of $883,659 and $757,747                        452,072     574,368
                                               ----------  ----------
Other assets                                       13,510       3,600
                                               ----------  ----------
                                               $1,267,779  $1,395,353
                                               ==========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------
Current liabilities:
Current portion of long-term debt              $   25,142  $   23,627
Accounts payable                                   87,845     152,422
Accrued expenses                                  146,697      34,026
Deferred revenue                                  946,922   1,153,313
                                               ----------  ----------
Total current liabilities                       1,206,606   1,363,388
                                               ----------  ----------
Long-term debt                                     25,055      48,182
                                               ----------  ----------
Stockholders' equity (deficit):
Preferred stock, $.0001 par value,
  5,000,000 shares authorized, none issued              -           -
Common stock, $.0001 par value, 200,000,000
  shares authorized, 24,510,502 shares issued
  and 23,838,852 and 24,216,002 shares
  outstanding, respectively                         2,451       2,451
Additional paid-in capital                      6,184,480   6,184,480
Treasury stock, 671,650 and 294,500
  shares, respectively, at cost                   (39,009)    (17,867)
Accumulated deficit                            (6,111,804) (6,185,281)
                                               ----------  ----------
Total stockholders' equity (deficit)               36,118     (16,217)
                                               ----------  ----------
                                               $1,267,779  $1,395,353
                                               ==========  ==========

           See accompanying notes to financial statements.

                DALE JARRETT RACING ADVENTURE, INC.
                     STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                               2010        2009
                                               ----        ----

Sales                                      $ 3,075,262  $ 2,810,541
Cost of sales and services                   1,320,718    1,257,365
                                           -----------  -----------
Gross profit                                 1,754,544    1,553,176
                                           -----------  -----------
General and administrative expenses          1,676,550    1,692,290
                                           -----------  -----------

Income (loss) from operations                   77,994     (139,114)

Other income (expense):
Interest income                                  1,538        8,872
Interest expense                                (6,055)      (5,524)
                                           -----------  -----------

Income (loss) before income taxes               73,477     (135,766)
Income taxes                                         -            -
                                           -----------  -----------
Net income (loss)                          $    73,477  $  (135,766)
                                           ===========  ===========

Per share information basic and diluted:

Income (loss) per share                    $      0.00  $     (0.01)
                                           ===========  ===========
Weighted average shares outstanding         23,924,125   24,410,502
                                           ===========  ===========













            See accompanying notes to financial statements.

                 DALE JARRETT RACING ADVENTURE, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                     Common Stock       Additional                  Treasury Stock
                    ---------------      Paid-In     Accumulated    --------------
                    Shares    Amount     Capital       Deficit      Shares   Amount       Total
                    ------    ------    ----------  -----------     ------   ------       ------
Balance December
  31, 2008        24,995,502  $2,500    $6,118,431   $(6,049,515)         -   $      -   $ 71,416

Shares issued
  for services       400,000      40        15,960             -         -           -     16,000
Stock option
  based compensation       -       -        50,000             -          -          -     50,000
Purchase of
  treasury stock           -       -             -             -    294,500    (17,867)   (17,867)
Shares retired      (885,000)    (89)           89             -          -          -          -

  Net loss                 -       -             -      (135,766)         -          -   (135,766)
                  ----------  ------    ----------   -----------   --------   --------   --------
Balance December
  31, 2009        24,510,502   2,451     6,184,480    (6,185,281)   294,500    (17,867)   (16,217)
Shares issued
  for services             -       -             -             -    (20,000)       990        990
Purchase of
  treasury stock           -       -             -             -    397,150    (22,132)   (22,132)
Net income                 -       -             -        73,477          -          -     73,477
                  ----------  ------    ----------   ----------- ----------   --------   --------
Balance December
  31, 2010        24,510,502  $2,451    $6,184,480   $(6,111,804)   671,650   $(39,009)  $ 36,118
                  ==========  ======    ==========   =========== ==========   ========   ========


















            See accompanying notes to financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                       STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                 2010           2009
                                                 ----           ----
Net income (loss)                              $  73,477     $(135,766)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation                                     133,584       129,392
Common stock issued for services                     990        16,000
Stock option based compensation                        -        50,000
Loss on disposal of assets                        18,252             -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable        49,112       (16,759)
Increase in spare parts and supplies             (20,792)      (63,640)
(Increase) decrease in prepaid expenses
  and other current assets                        26,366        (4,293)
(Increase) decrease in note receivable                 -        10,000
Increase (decrease) in deferred revenue         (206,391)      206,844
Increase (decrease) in accounts payable
  and accrued expenses                            48,094       (27,010)
                                               ---------     ---------
Total adjustments                                 49,215       300,534
                                               ---------     ---------

Net cash provided by operating activities        122,692       164,768
                                               ---------     ---------
Cash flows from investing activities:
Acquisition of property and equipment            (53,919)      (96,381)
                                               ---------     ---------
Net cash used in investing activities            (53,919)      (96,381)
                                               ---------     ---------
Cash flows from financing activities:
Purchase of treasury stock                       (22,132)      (17,867)
Repayment of long-term debt                      (21,612)      (28,652)
                                               ---------     ---------
Net cash used in financing activities            (43,744)      (46,519)
                                               ---------     ---------
Increase in cash and
  cash equivalents                                25,029        21,868
Cash and cash equivalents, beginning             544,563       522,695
                                               ---------     ---------
Cash and cash equivalents, ending              $ 569,592     $ 544,563
                                               =========     =========

Supplemental cash flow information:
Cash paid for interest                         $   6,055     $   5,524
                                               =========     =========
Cash paid for income taxes                     $       -     $       -
                                               =========     =========
Non-cash Investing and Financing Activities:
Property and equipment transferred to
  parts and supplies                           $  14,470     $       -
                                               =========     =========

            See accompanying notes to financial statements.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 1. Organization and Significant Accounting Policies

Dale Jarrett Racing Adventure, Inc. (referred to as "we", "us", "our" or the "Company") was incorporated in Florida on November 24, 1998. The Company offers the "NASCAR" racing school to the public. The Company owns several "NASCAR" type race cars and has secured several racetrack locations at which it offers these services at various dates during the year.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company's historical return experience; however sales returns have not been significant due to the nature of the services we provide.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from students net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific student issues are reviewed to arrive at appropriate allowances. There was no allowance at December 31, 2010 and 2009.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 1. Organization and Significant Accounting Policies (continued)

Spare Parts and Supplies

Spare parts and supplies inventories are valued at the lower of cost or market on a first-in, first-out basis, which at December 31, 2010 and 2009 include approximately $178,600 and $138,700, respectively, of spare parts and tires used in the racecar operation and finished goods, which are primarily promotional items that bear our logo, of approximately $6,500 and $11,100, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Intangible Assets and Long Lived Assets

We annually review our long-lived assets and certain identifiable intangibles for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified for the years ended December 31, 2010 and 2009.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $510,191 and $476,011 for the years ended December 31, 2010 and 2009, respectively.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 1. Organization and Significant Accounting Policies (continued)

Fair Value of Financial Instruments and Concentrations of Credit Risk

The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We continually monitor our positions with, and the credit quality of, the financial institutions in which we invest. As of December 31, 2010 and 2009, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting. Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements in the event we expand our operations.

Income Taxes

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for
financial accounting and tax purposes in different periods.   Deferred
tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.
 Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected
to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 1. Organization and Significant Accounting Policies (continued)

realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.


We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

We recognize stock based compensation in accordance with FASB ASC 718,
Stock Compensation.   ASC 718 requires that the cost resulting from all
share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

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

At December 31, 2010, the 3,500,000 outstanding options were not in-the-money, and as such, were not included in the calculation of diluted earnings per share.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 1. Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Note 2.  Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009:

                                             2010         2009
                                        ------------  ------------
Office furniture and equipment          $     54,593  $     54,593
Software                                      26,398        26,398
Shop and track equipment                     272,667       260,407
Race vehicles                                571,000       611,390
DJ graphics equipment                         24,271             -
Vehicles - other                             386,802       379,327
                                        ------------  ------------
                                           1,335,731     1,332,115
Less accumulated depreciation               (883,659)     (757,747)
                                        ------------  ------------
                                        $    452,072  $    574,368
                                        ============  ============

Depreciation charged to operations was $133,584 and $129,392 for the years ended December 31, 2010 and 2009, respectively, of which $122,038 and $114,274, respectively, is included in cost of sales and services for those years.

Note 3. Long-term Debt

At December 31, 2010 and 2009, long-term debt consists of obligations under vehicle purchase contracts having outstanding principal balances
of $50,197 and $71,809, respectively.   The loans are payable in monthly
installments of $2,306, including interest at rates ranging from 5.0% to 7.5% through March 2013, and are collateralized by three support vehicles.

Principal repayments are due as follows: $25,142 in 2011, $21,547 in 2012 and $3,508 in 2013.

Note 4. Stockholders' Equity (Deficit)

During 2010 and 2009, the Company purchased a total of 397,150 and 294,500 shares of its common stock for cash aggregating $22,132 and $17,867, respectively, which is classified as treasury stock in the

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 4. Stockholders' Equity (Deficit) (continued)

accompanying balance sheets as of December 31, 2010 and 2009. Further in April 2010, the Company reissued 20,000 shares of treasury stock with a fair value of $990 to an employee for services.

During April 2009, the Company issued 400,000 shares of common stock to an officer for services valued at $16,000. The valued assigned to the shares issued was based upon the trading value of the Company's common stock at the date the shares were authorized by the Company's Board of Directors.

During 2008, the Company repurchased 855,000 shares of common stock for cash aggregating $85,500. During January 2009, the Company retired 885,000 shares of common stock.

During December 1998, the Company negotiated personal service contracts with certain members of the Jarrett family and Brett Favre. The Jarretts and Favre have had a prior business relationship related to automobile racing. The contracts required the individuals to provide personal appearances and to participate in the advertising and promotional efforts of the Company for a period of ten years. The Company issued an aggregate of 5,500,000 shares in connection with the personal service contracts. Services charged to expense during the year ended December 31, 2008 amounted to $25,000. The contracts expired in 2009. These individuals have verbally agreed to continue their relationship with the Company without a written agreement and will be compensated for future services only when they are rendered.

The following table summarizes the stock option activity during the years ended December 31, 2010 and 2009:
                                   	      Stock       Weighted-average
                                         Options      Price per Share
                                       ------------     ------------
Balance at December 31, 2008              3,500,000        $    0.15
						   ============     ============
Expired                                           -                -
                                       ------------     ------------
Balance at December 31, 2009              3,500,000        $    0.15
                                       ============     ============
Expired                                           -                -
                                       ------------     ------------
Balance at December 31, 2010              3,500,000        $    0.15
                                       ============     ============

During April 2009, the Company extended the expiration date of 3,500,000 outstanding options for a period of five years. The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 and was charged to stock option based compensation expense during 2009.

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 5. Income Taxes

The Company has not provided for income taxes during any period presented as a result of operating losses. The Company has a net operating loss carryforward at December 31, 2010 of approximately $4,300,000 that will expire during various years through 2030. The principal difference between the income (loss) for book purposes and as reported on the income tax return results primarily from stock-based compensation. The Company has fully reserved the deferred tax asset that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset
    Tax benefit of net operating loss               $ 1,460,000
    Less valuation allowance                         (1,460,000)
                                                    -----------
Net deferred tax asset                              $         -
                                                    ===========

The decrease in the reserve was approximately $37,000 during 2010.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2010 and 2009. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate         34%
Effect of operating losses                                (34)%
                                                        -----
                                                            0%
                                                        =====

We have not taken any uncertain tax positions on any of our open income
tax returns filed through the period ended December 31, 2010.   Our
methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carryforward of net operating losses, our federal and state income tax returns are subject to audit for varying periods beginning in 1998.

Note 6. Commitments and Contingencies

Operating Leases

In October 2009, the Company entered an operating lease for use of a building in Hickory, North Carolina. The lease requires a monthly payment of $1,830 and expires in November, 2012. Future minimum payments under this lease agreement are as follows: $22,212 in 2011 and $20,361 in 2012. The Company also leases various office and warehouse

                  Dale Jarrett Racing Adventure, Inc.
                    Notes to Financial Statements
                     December 31, 2010 and 2009

Note 6. Commitments and Contingencies (continued)

space on a month to month basis or under terms that are less than one year. Rent expense amounted to $66,287 and $55,800 for the years ended December 31, 2010 and 2009, respectively.

Employment Agreements

During November 2008, the Company entered into an employment agreement with an officer for a period of five years at a salary of $110,000 per year.

Vendor Agreements

On August 19, 2010, the Company entered into an agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.
Under the terms of the agreement, the Company agreed to rent a minimum of 60 days during 2011 for $450,000 payable in four payments of $112,500 due at the end of each quarter during 2011. The Company may also use additional days at a cost of $7,500 per day during 2011.

During 2009, the Company entered into an agreement with a vendor, who provides video equipment and video recording services, which enables the Company to sell video recordings to its students. Under the agreement, the Company is entitled to a 60% allocation of revenue for all video products and services sold. The agreement is through December 31, 2011 and is renewable annually thereafter.

Litigation

On June 28, 2010, the Company paid $20,000 to settle litigation related to an alleged breach of contract in the circuit court of Talladega County, Alabama. The Company had previously accrued $17,500 related to this proceeding and expensed a further $2,500 during 2010.

Note 7.  Related Party Transactions

During the years ended December 31, 2010 and 2009, an officer of the Company paid approximately $167,000 and $114,000, respectively, of internet advertising expenses for the Company and has been reimbursed for those payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 9B.  OTHER INFORMATION

None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for directors of the Company. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant. Directors receive no cash compensation or fees for their services rendered in such capacity.

Mr. Shannon is a full time employee of the Company.

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

Glenn Jarrett, age 58             Vice President    Inception to Present
                                    Director

Kenneth J. Scott, age 55            Director          January 26, 2007
                                                         to present

Resumes:

Timothy B. Shannon. Mr. Shannon has been President, Director and Chief Executive Officer of the Company since its inception in 1998. Mr. Shannon became Chief Financial Officer in June 2005. Mr. Shannon spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida's Engineering College with a degree in Computer Science. From 1990 until 1994 Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL. In 1995, he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a former director of Dale Jarrett Racing Adventure, Inc.

Glenn Jarrett. Mr. Jarrett has been a Director of the Company since its inception. Mr. Jarrett works as an auto racing announcer and consultant. Mr. Jarrett has been a senior motorsports announcer for TNN since 1991. He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the "World of Racing" radio
program on MRN radio which airs weekdays.   Mr. Jarrett has an extensive
background in auto racing.   He drove in the NASCAR Busch Series from
1982 to 1988 and ran a total of 18 NASCAR Winston Cup Races from 1977 to
1983.   Mr. Jarrett is the acting consultant and marketing
coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions. Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

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

Committees of the Board of Directors
We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2010.

Code of Ethics Policy

During July 2008, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

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

                             Summary Compensation Table

Name and
Principal              Cash             Stock     Option     All Other
Position               Year    Salary   Awards    Awards    Compensation   Total
                                ($)      ($)        ($)          ($)        ($)
-------------------    ----   -------   ------    ------   -------------  -------
Timothy B. Shannon     2010   175,279        -         -         -              -
CEO, CFO               2009   179,815   16,000    28,755         -        224,570

The cash salary amount for 2010 includes a base salary of $150,000 and commissions earned by Mr. Shannon during 2010 of $25,279.

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

The all other compensation amount for 2010 represents salary accrued by the registrant in prior years, but not paid to Mr. Shannon until 2010 and 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

                              Option Awards

Outstanding Equity Awards at December 31, 2010

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

DIRECTOR COMPENSATION FOR 2010

The following table sets forth the compensation to our directors for 2010:

                        Director Compensation Table

           	      Fees Earned
                    or Paid    Stock     Option     All Other
  Name              in Cash    Awards    Awards    Compensation   Total
                       ($)      ($)        ($)          ($)        ($)
-------------------   -----   -------    ------        ------    ------
Timothy B. Shannon   20,000      -          -            -        20,000
Glenn Jarrett        10,000      -          -            -        10,000
Ken Scott            10,000      -          -            -        10,000

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the Company by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                      Shareholdings at March 28, 2010

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2010 and 2009, Timothy Shannon, an officer of the Company paid approximately $167,000 and $114,000, respectively, of internet advertising expenses for the Company and has been reimbursed for those payments.

Director Independence. The Company's board of directors consists of Timothy Shannon, Glenn Jarrett and Kenneth Scott. Neither Timothy Shannon nor Glenn Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.
During the year ended December 31, 2010, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately
$27,800 and $29,000, respectively, to Kingery & Crouse, P.A. and Stark Winter Schenkein and Co., LLP during 2010 and 2009, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kingery & Crouse, P.A. and Stark Winter Schenkein and Co., LLP for the years ended December 31, 2010 and 2009, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kingery & Crouse, P.A. and Stark Winter Schenkein and Co., LLP during 2010 and 2009.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended December 31, 2010 and 2009 were approved by the board of directors pursuant to its policies and procedures.

                                Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to the Financial Statements

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

Date:    March 28, 2011

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon
------------------------------
By: Timothy Shannon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Timothy B. Shannon             CEO/CFO              March 28, 2011
-------------------          Controller/Director

/s/Kenneth J. Scott               Director             March 28, 2011
-------------------

/s/Glenn Jarrett                  Director             March 28, 2011
-------------------            Vice President