Form 10-Q
period 2011-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2011-05-13
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-39942

Dale Jarrett Racing Adventure, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

         FLORIDA                                 59-3564984
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

1313 10th Avenue Lane SE, Hickory, NC                     28602
(Address of principal executive offices)              (Zip Code)

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

The number of outstanding shares of the registrant's common stock,
May 13, 2011:
  Common Stock  -  24,510,502

                DALE JARRETT RACING ADVENTURE, INC.
                            FORM 10-Q
          For the quarterly period ended March 31, 2011
                             INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4.  Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    11
Item 1A. Risk Factors                                         11
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        11
Item 3.  Defaults upon Senior Securities                      11
Item 4.  (Removed and Reserved)                               11
Item 5.  Other Information                                    11
Item 6.  Exhibits                                             11

SIGNATURES

PART I
Item 1. - FINANCIAL STATEMENTS (UNAUDITED)

                   Dale Jarrett Racing Adventure, Inc.
                       Condensed Balance Sheets
                 March 31, 2011 and December 31, 2010

                                               March 31,   December 31,
                                                 2011          2010
                                               --------    -----------
                                              (Unaudited)
                            ASSETS
Current assets:
  Cash                                      $   202,517  $   569,592
  Accounts receivable                            54,421        9,372
  Spare parts and supplies                      189,505      185,105
  Prepaid expenses and other current assets     161,191       38,128
                                            -----------  -----------
      Total current assets                      607,634      802,197
                                            -----------  -----------
Property and equipment, at cost, net of
  accumulated depreciation of $914,777
  and $883,659                                  420,954      452,072
                                            -----------  -----------
Other assets                                     18,510       13,510
                                            -----------  -----------
                                            $ 1,047,098  $ 1,267,779
                                            ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt         $    25,390  $    25,142
  Accounts payable                               64,468       87,845
  Accrued expenses                               31,631      146,697
  Deferred revenue                            1,028,205      946,922
                                            -----------  -----------
      Total current liabilities               1,149,694    1,206,606
                                            -----------  -----------
Long-term debt                                   18,737       25,055
                                            -----------  -----------
Stockholders' equity (deficit):
 Preferred stock, $.0001 par value,
    5,000,000 shares authorized, none issued          -            -
 Common stock, $.0001 par value,
    200,000,000 shares authorized, 24,510,502
    issued and 23,838,852 shares outstanding      2,451        2,451
 Additional paid-in capital                   6,184,480    6,184,480
 Treasury stock, 671,650 shares, at cost        (39,009)     (39,009)
 Accumulated deficit                         (6,269,255)  (6,111,804)
                                            -----------  -----------
       Total stockholders' equity (deficit)    (121,333)      36,118
                                            -----------  -----------
                                            $ 1,047,098  $ 1,267,779
                                            ===========  ===========

   See accompanying notes to unaudited condensed financial statements.

                    Dale Jarrett Racing Adventure, Inc.
                    Condensed Statements of Operations
             For The Three Months Ended March 31, 2011 and 2010
                                (Unaudited)

                                                  2011         2010
                                                  ----         ----
Sales                                        $   539,261   $   598,637
Cost of sales and services                       277,692       285,886
                                             -----------   -----------
Gross profit                                     261,569       312,751
                                             -----------   -----------
General and administrative expenses              418,051       366,538
                                             -----------   -----------
Loss from operations                            (156,482)      (53,787)

Other income (expense):
 Interest income                                     179           553
 Interest expense                                 (1,148)       (1,172)
                                             -----------   -----------
                                                    (969)         (619)
                                             -----------   -----------
Loss before taxes                               (157,451)      (54,406)
Income taxes                                           -             -
                                             -----------   -----------
  Net loss                                   $  (157,451)  $   (54,406)
                                             ===========   ===========

Per share information:

Basic and diluted loss per share             $     (0.01)  $     (0.00)
                                             ===========   ===========
Weighted average shares outstanding           23,838,852    24,038,963
                                             ===========   ===========


  See accompanying notes to unaudited condensed financial statements.

                     Dale Jarrett Racing Adventure, Inc.
                      Condensed Statements of Cash Flows
              For The Three Months Ended March 31, 2011 and 2010
                                (Unaudited)

                                                  2011         2010
                                                  ----         ----
Net cash used in operating activities          $ (356,005)  $ (111,970)
                                               ----------   ----------
Cash flows from investing activities:
   Acquisition of property and equipment                -      (30,746)
   Increase in other assets                        (5,000)           -
                                               ----------   ----------
  Net cash used in investing activities            (5,000)     (30,746)
                                               ----------   ----------
Cash flows from financing activities:
   Repayment of long-term debt                     (6,070)      (5,745)
   Purchase of treasury stock                           -      (12,131)
                                               ----------   ----------
  Net cash used in financing activities            (6,070)     (17,876)
                                               ----------   ----------
Net decrease in cash                             (367,075)    (160,592)
                                               ----------   ----------
Cash, beginning of period                         569,592      544,563
                                               ----------   ----------
Cash, end of period                            $  202,517   $  383,971
                                               ==========   ==========
Supplemental Cash Flow Information:
Cash paid for interest                         $    1,148   $    1,172
                                               ==========   ==========
Cash paid for income taxes                     $        -   $        -
                                               ==========   ==========


   See accompanying notes to unaudited condensed financial statements.

                   DALE JARRETT RACING ADVENTURE, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 2011
                             (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2010, including notes thereto included in the Company's Form 10-K.

(2)   Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)   Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation. We did not have any dilutive common stock equivalents during each of the three months ended March 31, 2011 and 2010.

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

(6)   Stockholders' Equity (Deficit)

During the three months ended March 31, 2011 and 2010, the Company purchased a total of zero and 201,250 shares, respectively, of its own common stock for cash aggregating $0 and $12,131, which is recorded at cost and classified as treasury stock in the accompanying condensed balance sheets.

(7)   Commitments

On August 19, 2010, the Company entered into an agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying customers at Talladega Superspeedway. Under the terms of the agreement, the Company agreed to rent a minimum of 60 days during 2011 for $450,000 payable in four payments of $112,500 due at the end of each quarter during 2011. The cost of the agreement is being expensed at the rate of $7,500 per day used over the 60 days. The Company may also use additional days at a cost of $7,500 per day during 2011.

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

For the three months ended March 31, 2011, the Corporation had an increase in other assets of $5,000 resulting in net cash used in investing activities of $5,000.

Comparatively, for the three months ended March 31, 2010, the Corporation acquired plant and equipment of $30,746 resulting in net cash used in investing activities of $30,746.

For the three months ended March 31, 2011, the Corporation reduced its outstanding debt by repaying notes payable of $6,070. As a result, the Corporation had net cash used in financing activities of $$6,070 for the three months ended March 31, 2011.

Comparatively, for the three months ended March 31, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $5,745 and purchased treasury stock of $12,131. As a result, the Corporation had net cash used in financing activities of $17,876 for the three months ended March 31, 2010.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended March 31, 2011, the registrant had sales of $539,261 with cost of sales and services of $277,692 for a gross profit of $261,569.

Comparatively, for the three months ended March 31, 2010, the registrant had sales of $598,637 with cost of sales of $285,886 for a gross profit of $312,751. The decrease in revenue of $59,376, or 9.92%, resulted in a decrease in cost of sales of $8,194, or 2.87%, due to decreased customers. The gross profit percentage decreased from 52.2% to 48.5% because of decreased sales and relatively fixed track and race equipment costs.

For the three months ended March 31, 2011, the registrant had general and administrative expenses of $418,051. Comparatively, for the three months ended March 31, 2010, the registrant had general and administrative expenses of $366,538. The percentage of general and administrative expenses to revenues for the three months ended March 31, 2011 increased to 77.5% from 61.2% for the three months ended March 31, 2010 due to decreased revenues.

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


Item 4.  Controls and Procedures

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 13, 2011

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon
Chief Executive Officer
Principal Financial Officer