Form 10-Q
period 2011-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2011-08-15
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, August 15, 2011:
  Common Stock  -  24,510,502

                DALE JARRETT RACING ADVENTURE, INC.
                            FORM 10-Q
          For the quarterly period ended June 30, 2011
                             INDEX

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

SIGNATURES

PART I
Item 1. - FINANCIAL STATEMENTS (UNAUDITED)

                  DALE JARRETT RACING ADVENTURE, INC.
                     CONDENSED BALANCE SHEETS

                                                  June 30, December 31,
                                                    2011       2010
                                                ----------  ----------
                                               (Unaudited)
              ASSETS
              ------
Current assets:
  Cash                                          $  394,431  $  569,592
  Accounts receivable                              118,082       9,372
  Spare parts and supplies                         185,172     185,105
  Prepaid expenses and other current assets         76,647      38,128
                                                ----------  ----------
Total current assets                               774,332     802,197
                                                ----------  ----------

Property and equipment, at cost,
  net of accumulated depreciation of
  $945,895 and $883,659                            389,836     452,072
                                                ----------  ----------

Other Assets                                        18,510      13,510
                                                ----------  ----------
                                                $1,182,678  $1,267,779
                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------
Current liabilities:
  Current portion of long-term debt             $   25,825  $   25,142
  Accounts payable                                  45,664      87,845
  Accrued expenses                                  76,535     146,697
  Deferred revenue                               1,128,893     946,922
                                                ----------  ----------
Total current liabilities                        1,276,917   1,206,606
                                                ----------  ----------

Long-term debt                                      12,003      25,055
                                                ----------  ----------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized                          -           -
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
    24,510,502 issued and 23,838,852
    shares outstanding                               2,451       2,451
  Additional paid-in capital                     6,184,480   6,184,480
  Treasury stock, 671,650 shares, at cost          (39,009)    (39,009)
  Accumulated (deficit)                         (6,254,164) (6,111,804)
                                                ----------  ----------
Total stockholders' equity (deficit)              (106,242)     36,118
                                                ----------  ----------
                                                $1,182,678  $1,267,779
                                                ==========  ==========


See accompanying notes to unaudited condensed financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                             (UNAUDITED)

                                 Three Months          Six Months
                               2011       2010       2011      2010
                           ---------- ---------- ---------- ----------
Sales                      $  751,274 $  687,582 $1,290,535 $1,286,219
Cost of sales and services    302,679    288,963    580,371    574,849
                           ---------- ---------- ---------- ----------
Gross profit                  448,595    398,619    710,164    711,370
                           ---------- ---------- ---------- ----------

General and administrative
  expenses                    433,085    442,412    851,136    808,950
                           ---------- ---------- ---------- ----------

Income (Loss)
  from operations              15,510    (43,793)  (140,972)   (97,580)

Other income and (expense):
  Interest income                 198        448        377      1,001
  Loss on disposal of assets        -    (18,252)         -    (18,252)
  Interest expense               (617)    (2,917)    (1,765)    (4,089)
                           ---------- ---------- ---------- ----------
                                 (419)   (20,721)    (1,388)   (21,340)
                           ---------- ---------- ---------- ----------

Income (Loss) before taxes     15,091    (64,514)  (142,360)  (118,920)
Income taxes                        -          -          -          -
                           ---------- ---------- ---------- ----------
Net income (loss)          $   15,091 $  (64,514)$ (142,360)$ (118,920)
                           ========== ========== ========== ==========

Per share information:

Basic and diluted
  (loss) per share         $     0.00 $    (0.00)$    (0.01)$    (0.00)
                           ========== ========== ========== ==========
Weighted average
  shares outstanding       23,838,852 23,978,851 23,838,852 24,008,741
                           ========== ========== ========== ==========

See accompanying notes to unaudited condensed financial statements

                DALE JARRETT RACING ADVENTURE, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                              (UNAUDITED)

                                                    2011       2010
                                                 ---------   --------
Net cash (used in) operating activities          $(157,792)  $(78,266)
                                                 ---------   --------

Cash flows from investing activities:
  Acquisition of property and equipment             (5,000)   (42,624)
                                                 ---------   --------
  Net cash (used in) investing activities           (5,000)   (42,624)
                                                 ---------   --------

Cash flows from financing activities:
  Repayment of long-term debt                      (12,369)    (9,745)
  Purchase of treasury stock                             -    (19,834)
                                                 ---------   --------
Net cash (used in) financing activities            (12,369)   (29,579)
                                                 ---------   --------

(Decrease) in cash                                (175,161)  (150,469)
                                                 ---------   --------

Cash and cash equivalents, beginning of period     569,592    544,563
                                                 ---------   --------
Cash and cash equivalents, end of period         $ 394,431   $394,094
                                                 =========   ========

Supplemental cash flow information:
Cash paid for interest                           $   1,765   $      -
                                                 =========   ========
Cash paid for income taxes                       $       -   $      -
                                                 =========   ========

  See accompanying notes to unaudited condensed financial statements.

                  DALE JARRETT RACING ADVENTURE, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 2011
                            (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2010, including notes included in the Company's Form 10-K.

(2) Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3) Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation. We did not have any dilutive common stock equivalents during each of the three and six months ended June 30, 2011 and 2010.

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

                  DALE JARRETT RACING ADVENTURE, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 2011
                            (UNAUDITED)

(6) Stockholders' Equity (Deficit)

During the six months ended June 30, 2011 and 2010, the Company purchased a total of zero and 329,250 shares, respectively, of its own common stock for cash aggregating $0 and $19,834, which is recorded at cost and classified as treasury stock in the accompanying condensed balance sheets.

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

(8)       Subsequent Events

During July 2011 the Company extended the employment agreement of its Chief Executive Officer through June 2016 at a base salary of $150,000, with cost of living adjustments to be made on the first day of each year.

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

The Corporation currently has classes planned through June 2012.

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

For the six months ended June 30, 2011, the Corporation purchased property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

Comparatively, for the six months ended June 30, 2010, the Corporation acquired plant and equipment of $42,624 resulting in net cash used in investing activities of $42,624.

For the six months ended June 30, 2011, the Corporation reduced its outstanding debt by repaying notes payable of $12,369. As a result, the Corporation had net cash used in financing activities of $12,369 for the six months ended June 30, 2011.

Comparatively, for the six months ended June 30, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $9,745 and purchased treasury stock of $19,834. As a result, the Corporation had net cash used in financing activities of $29,579 for the six months ended June 30, 2010.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended June 30, 2011, the registrant had sales of $751,274 with cost of sales and services of $302,679 for a gross profit of $448,595.

Comparatively, for the three months ended June 30, 2010, the registrant had sales of $687,582 with cost of sales of $288,963 for a gross profit of $398,619. The increase in revenue of $63,692, or 9.26%, resulted in a increase in cost of sales of $13,716, or 4.75%, due to a reduced number of customers purchasing longer rides. The gross profit percentage increased from 57.97% to 59.71% because of increased sales and relatively fixed track and race equipment costs.

For the three months ended June 30, 2011, the registrant had general and administrative expenses of $433,085. Comparatively, for the three months ended June 30, 2010, the registrant had general and administrative expenses of $442,412. The percentage of general and administrative expenses to revenues for the three months ended June 30, 2011 decreased to 57.6% from 64.34% for the three months ended June 30, 2010 due to cost control measures.

For the six months ended June 30, 2011, the registrant had sales of $1,290,535 with cost of sales and services of $580,371 for a gross profit of $710,164.

Comparatively, for the six months ended June 30, 2010, the registrant had sales of $1,286,219 with cost of sales of $574,849 for a gross profit of $711,370. The increase in revenue of $4,316 or .34%, resulted in an increase in cost of sales of $5,522 or .96%, due to a slight increase in customers. The gross profit percentage remained approximately the same from 55.31% to 55.03% because of increased sales and relatively fixed track and race equipment costs.

For the six months ended June 30, 2011, the registrant had general and administrative expenses of $851,136. Comparatively, for the six months ended June 30, 2010, the registrant had general and administrative expenses of $808,950. The percentage of general and administrative expenses to revenues for the six months ended June 30, 2011 increased to 65.95% from 62.89% for the six months ended June 30, 2010 due to increased revenues.

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


Item 4.  Controls and Procedures

During the period ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   (Removed and Reserved)


Item 5.   Other Information
          None

Item 6.   Exhibits

       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
101.SCH**   XBRL Taxonomy Extension Schema Document
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

DALE JARRETT RACING ADVENTURE, INC.

By: /s/Timothy Shannon
---------------------------
Timothy Shannon
Chief Executive Officer
Principal Financial Officer