Form 10-Q
period 2011-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2011-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-39942

Dale Jarrett Racing Adventure, Inc.

 (Exact name of registrant as specified in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1313 10th Avenue Lane SE, Hickory, NC	28602
(Address of principal executive offices)	(Zip Code)

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

November 14, 2011:

Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. (Removed and Reserved)	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$ 215,615	$ 569,592
Accounts receivable	52,133	9,372
Spare parts and supplies	185,172	185,105
Prepaid expenses and other current assets	77,725	38,128
Total current assets	530,645	802,197

Property and equipment, at cost, net of
accumulated depreciation of $977,013 and $883,659	358,718	452,072
Other assets	18,510	13,510
	$ 907,873	$1,267,779
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 25,269	$ 25,142
Accounts payable	57,659	87,845
Accrued expenses	39,534	146,697
Deferred revenue	874,124	946,922
Total current liabilities	996,586	1,206,606

Long-term debt	6,224	25,055

Stockholders' equity (deficit):
Preferred stock, $.0001 par value
5,000,000 shares authorized,	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 issued and
23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated (deficit)	(6,242,859)	(6,111,804)
Total stockholders' equity (deficit)	(94,937)	36,118
	$ 907,873 =========	$ 1,267,779 =========

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010

Sales	$786,895	$ 955,380	$2,077,430	$2,241,599
Cost of sales and services	419,489	434,179	999,860	1,009,028
Gross profit	367,406	521,201	1,077,570	1,232,571

General and administrative expenses	355,796	359,794	1,206,932	1,168,744

Income (Loss) from operations	11,610	161,407	(129,362)	63,827

Other income and (expense):
Interest income	277	323	654	1,324
Loss on disposal of assets	-	-	-	(18,252)
Interest expense	(582)	(1,037)	(2,347)	(5,126)
	(305)	(714)	(1,693)	(22,054)

Net income (loss)	$ 11,305	$160,693	$(131,055)	$ 41,773
	=======	=======	========	========

Per share information:

Basic and diluted (loss) per share	$ 0.00	$ 0.01	$ (0.01)	$ 0.00
	========	========	========	========
Weighted average shares outstanding	23,838,852	23,842,927	23,838,852	23,952,862
	========	=========	========	========

See accompanying notes to unaudited condensed financial statements

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

Net cash (used in) operating activities	$(330,273)	$(208,389)

Cash flows from investing activities:
Acquisition of property and equipment	(5,000)	(53,917)
Net cash (used in) investing activities	(5,000)	(53,917)

Cash flows from financing activities:
Repayment of long-term debt	(18,704)	(15,624)
Purchase of treasury stock	-	(22,132)
Net cash (used in) financing activities	(18,704)	(37,756)

(Decrease) in cash	(353,977)	(300,062)

Cash and cash equivalents,
beginning of period	569,592	544,563
Cash and cash equivalents,
end of period	$ 215,615	$ 244,501
	========	========
Supplemental cash flow information:
Cash paid for interest	$ 2,045 ========	$ 3,204 ========
Cash paid for income taxes	$ -	$ -
	========	========

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2010, including notes included in the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during each of the three and nine months ended September 30, 2011 and 2010.

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

(6)

Stockholders’ Equity (Deficit)

During the nine months ended September 30, 2011 and 2010, the Company purchased a total of zero and 47,900 shares, respectively, of its own common stock for cash aggregating $0 and $2,298, which is recorded at cost and classified as treasury stock in the accompanying condensed balance sheets.

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

(8)

Subsequent Events

On October 18, 2011 the Company signed an agreement with Las Vegas Motor Speedway to allow the Company to provide 34 event dates at the speedway during 2012.  The Company will pay $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.  Demand for the Corporation's services and products are dependent on, among other things, general economic conditions which are cyclical in nature.  Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation’s competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation’s short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of the corporation’s services and products as well as the private sale of the Corporation’s stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Corporation’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the corporation’s financial statements.

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

Presently, the Corporation’s revenue and cash comprises one hundred (100) percent of the total cash necessary to conduct operations.  Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place.  The board of directors shall determine the amount and type of financing as the Corporation's financial situation dictates.

For the nine months ended September 30, 2011, the Corporation purchased property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

Comparatively, for the nine months ended September 30, 2010, the Corporation acquired plant and equipment of $53,917 resulting in net cash used in investing activities of $53,917.

For the nine months ended September 30, 2011, the Corporation reduced its outstanding debt by repaying notes payable of $18,704.  As a result, the Corporation had net cash used in financing activities of $18,704 for the nine months ended September 30, 2011.

Comparatively, for the nine months ended September 30, 2010, the Corporation reduced its outstanding debt by repaying notes payable of $15,624 and purchased treasury stock of $22,132.  As a result, the Corporation had net cash used in financing activities of $37,756 for the nine months ended September 30, 2010.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended September 30, 2011, the registrant had sales of $786,895 with cost of sales and services of $419,489 for a gross profit of $367,406.

Comparatively, for the three months ended September 30, 2010, the registrant had sales of $955,380 with cost of sales of $434,179 for a gross profit of $521,201.

The decrease in revenue of $168,485, or 17.6%, only resulted in a decrease in cost of sales of $14,690, or 3.38%, due to a slightly reduced number of customers purchasing shorter rides.  The gross profit percentage decreased from 54.55% to 46.69% because of decreased sales and relatively fixed track and race equipment costs.

For the three months ended September 30, 2011, the registrant had general and administrative expenses of $355,796.  Comparatively, for the three months ended September 30, 2010, the registrant had general and administrative expenses of $359,794.  The percentage of general and administrative expenses to revenues for the three months ended September 30, 2011 increased to 45.2% from 37.7% for the three months ended September 30, 2010 due to decreased revenue without a corresponding decrease in administrative expenses.

For the nine months ended September 30, 2011, the registrant had sales of $2,077,430 with cost of sales and services of $999,860 for a gross profit of $1,077,570.

Comparatively, for the nine months ended September 30, 2010, the registrant had sales of $2,241,599 with cost of sales of $1,009,028 for a gross profit of $1,232,571.  The decrease in revenue of $164,169 or 7.3%, resulted in a decrease in cost of sales of $9,268 or 0.9%, due to a slight decrease in customers.  The gross profit percentage decreased from 54.99% to 51.87% because of decreased sales and relatively fixed track and race equipment costs.

For the nine months ended September 30, 2011, the registrant had general and administrative expenses of $1,206,932.  Comparatively, for the nine months ended September 30, 2010, the registrant had general and administrative expenses of $1,168,744.  The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2011 increased to 58.1% from 52.1% for the nine months ended September 30, 2010 due to decreased revenues.

Plan of Operation.  The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation’s stage, many of which are beyond the Corporation’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

Item 4.  Controls and Procedures

During the period ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2011

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer