Form 10-K
period 2011-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2012-03-29
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-27251

DALE JARRETT RACING ADVENTURE, INC.

(Exact name of registrant in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1313 10th Avenue Lane, SE Hickory, NC 28602

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (888) 467-2231

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

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $837,285.95

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 29, 2012 was 23,838,852 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Dale Jarrett Racing Adventure, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

Table of Contents

PART I

ITEM 1.   BUSINESS

Dale Jarrett Racing Adventure, Inc. was formed as a C corporation and incorporated November 24, 1998 in the State of Florida.  The Company is currently not involved with any proceedings, bankruptcy or receiverships.

We offer entertainment based oval driving schools and events.  These classes are conducted at various racetracks throughout the country. We completed our first driving classes in Rockingham, NC in July of 1999.  Since July 4th, 1999, we have run classes at over forty NASCAR tracks, including our eastern hub at Talladega Superspeedway in Alabama.

The Company currently owns 15 racecars, and has recently purchased 6 additional racecars for our Las Vegas, NV “hub”.  These racecars are classified as stock cars and are equipped for oval or round tracks only.  They are fully loaded with race engines, six point harnesses, neck and head restraints, communications, track specific gears and complete safety cages. We have negotiated terms with over forty racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

Products and Services.  The Company offers five types of ride or drive programs for individuals and corporations.  The "Qualifier" is a three lap ride with a professional driver which lasts about five minutes, depending on the length of the track.  The "Season Opener" is a half day training class culminating in the student driving ten laps.  The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving 20 or 30 laps, respectively.  The “Advanced Stock Car Adventure” is a full day 60 lap class.  The main purpose of each event is the thrill of actually driving the race car.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

Due to the expiration of an exclusive contract between the Richard Petty Driving Experience and the Las Vegas Motor Speedway in December 2011, we have expanded our operations to the west coast.  The Company began running schools at the Las Vegas Motor Speedway in January 2012.  We have leased a garage on Speedway Blvd. in Las Vegas, which is being managed by Glenn Jarrett, an officer and director.  This new hub establishes a national presence for the Company.  The Company plans to eventually service California, Arizona, and Colorado through this hub.

The Company currently has 15 racecars, with 6 more being ordered and manufactured, which had an original purchase price of approximately $50,000 per car.  Staffing costs are approximately $20,000 per month at each active hub.  We own a Miller Semi Tractor Trailer to haul the cars from track to track.  The transporting of staff to the event and their food and lodging costs average $4,000 per day.  We are required to maintain a minimum of $5,000,000 of liability insurance, worker’s compensation and property and casualty insurance.

The Company also offers a number of add-on sale items, including CDs from its Adventure Cam located in the car, clothing, souvenirs and photography.

Vendor Agreement.  During 2009, we entered into an agreement with a vendor, who provides video equipment and video recording services, which enables us to sell video recordings to our students.  Under the agreement, we were entitled to a 60% allocation of revenue for all video products and services sold through December 31, 2011.  Beginning January 1, 2012, the agreement was extended through December 31, 2013 and amended to provide for payments by us to the vendor of $30 for driving adventures, and $11 for riding adventures for which the recording is purchased by the student.

On August 19, 2010, we entered into an agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2011 for $450,000 payable in four payments of $112,500 due at the end of each quarter during 2011.

During October 2011, we entered into a new agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000 payable in four payments of $109,500 due at the end of each quarter during 2012.  We will also be required to pay Talladega Superspeedway the greater of a set amount of each experience provided or 20% of all DJRA revenues on five designated racing days at the track.

On October 18, 2011, we signed an agreement with Las Vegas Motor Speedway to allow us to provide 34 event dates at the speedway during 2012.  We will pay $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.

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

Employees.  The Company employs three full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of our marketing plan.  Each active location has up to 25 contract personnel including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.  Additional employees or independent contractors will be obtained as required.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company’s executive offices which consist of 1,500 square feet are located at 1313 10th Avenue Lane, SE, Hickory, North Carolina.  In October 2009, the Company entered into an operating lease for use of this office space.  The lease requires a monthly payment of $1,830 and expires in November, 2012.  Once this lease is up, we plan to procure new executive offices at an estimated monthly rent payment of $2,000.  Subsequent to December 31, 2011 we entered into a lease for office space in Las Vegas, NV which requires monthly payments of $1,510 and continues through February 28, 2013.  Future minimum payments under these lease agreements are as follows: $35,461 in 2012 and $3,020 in 2013.  The Company also leases various office and warehouse space on a month-to-month basis or under terms that are less than one year, including our garage facility in Talladega, AL.  Our rent expense was $62,559 and $66,287 for the years ended December 31, 2011 and 2010, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against Dale Jarrett Racing Adventure.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid
3/31/10	0.07	0.04
6/30/10	0.06	0.04
9/30/10	0.05	0.03
12/31/10	0.06	0.01

3/31/11	0.08	0.04
6/30/11	0.06	0.03
9/30/11	0.05	0.03
12/30/11	0.04	0.03

b)  Holders.  At March 29, 2012, there were approximately 312 shareholders of the Company.

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

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2010, we purchased a total of 397,150 shares of our common stock for cash aggregating $22,132, which is classified as treasury stock in the accompanying balance sheets as of December 31, 2011 and 2010.

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

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from the sale of our products and services, as well as the private sale of our stock.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Company’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have classes planned through December 2012.

Capital and Source of Liquidity.  The Company currently has no material commitments for capital expenditures and has no plans for future capital expenditures, other than as discussed above, at this time.

We believe that there will be sufficient capital from revenues to conduct operations for the next 12 months.

In 2011, our revenue provided substantially all of the cash necessary to conduct operations; however, our operations used $91,230 in cash during the year due to activities related to our expansion to Las Vegas.  Future revenues from classes and events will determine the amount of additional financing necessary to continue and expand operations.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2011, we acquired property and equipment, including racecars under construction, of $37,434 resulting in net cash used in investing activities of $37,434.  For the year ended December 31, 2010, we acquired property and equipment of $53,919 resulting in net cash used in investing activities of $53,919.

The following table summarizes the stock option activity during the years ended December 31, 2011 and 2010:

	Stock Options	Weighted- average Price per Share
Balance at December 31, 2009	3,500,000	$0.15
	=======	====
Expired	-	-

Balance at December 31, 2010	3,500,000	$0.15
	=======	====
Expired	-	-

Balance at December 31, 2011	3,500,000	$0.15
	=======	====

At December 31, 2011, we have the following options outstanding, all of which are exercisable:

Exercise price: $0.15; Outstanding: 3,500,000; Contractual life: 2.8 years

For the year ended December 31, 2011, we repaid long-term debt of $24,962.  As a result, our net cash used in financing activities was $24,962 in 2011.

For the year ended December 31, 2010, we repaid long-term debt of $21,612.  We also purchased treasury stock of an amount equaling $22,132.  As a result, our net cash used in financing activities was $43,744 in 2010.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the year ended December 31, 2011, we had sales of $2,875,602, which represented a 6% decrease over the 2010 sales of $3,075,262.  Revenues decreased due to general economic distress in our market areas.  The cost of sales increased only 3% to $1,355,924 from the 2010 cost of sales of $1,320,718 due to an emphasis placed on controlling at-track expenses.  This resulted in a 13% decrease in gross profit from $1,754,544 in 2010 to $1,519,678 in 2011.

For the year ended December 31, 2011, we had selling, general and administrative expenses of $1,849,847.  This is an increase from the $1,676,550 in general and administrative expenses for the year ended December 31, 2010 of 10%.

Plan of Operation.  The Company may experience problems, delays, expenses and difficulties, many of which are beyond the Company’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,172,821 and $946,922 at December 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At December 31, 2011, we believe the remaining carrying values of these assets are recoverable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dale Jarrett Racing Adventure, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dale Jarrett Racing Adventure, Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

March 29, 2012

DALE JARRETT RACING ADVENTURE, INC.

BALANCE SHEETS

DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 415,966	$ 569,592
Accounts receivable	68,993	9,372
Spare parts and supplies	142,862	185,105
Prepaid expenses and other current assets	80,958	38,128
Total current assets	708,779	802,197
Property and equipment, at cost, net of
accumulated depreciation of $1,008,730 and $883,659	332,601	452,072
Other assets	45,345	13,510
	$1,086,725	$1,267,779
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 22,840	$ 25,142
Accounts payable	83,726	87,845
Accrued expenses	101,058	146,697
Deferred revenue	1,172,821	946,922
Total current liabilities	1,380,445	1,206,606

Long-term debt	2,395	25,055

DALE JARRETT RACING ADVENTURE, INC.

BALANCE SHEETS

DECEMBER 31, 2011 and 2010

(Continued)

Stockholders' equity (deficit):
Preferred stock, $.0001 par value,
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 shares
issued and 23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares at cost	(39,009)	(39,009)
Accumulated (deficit)	(6,444,037)	(6,111,804)
Total stockholders' equity (deficit)	(296,115)	36,118
	$1,086,725	$1,267,779

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Sales	$ 2,875,602	$3,075,262
Cost of sales and services	1,355,924	1,320,718
Gross profit	1,519,678	1,754,544
Selling, general and administrative expenses	1,849,847	1,676,550

Income (loss) from operations	(330,169)	77,994

Other income(expense):
Interest income	942	1,538
Interest expense	(3,006)	(6,055)

Income (loss) before income taxes	(332,233)	73,477
Income taxes	-	-

Net income (loss)	$(332,233)	$73,477

Per share information basic and diluted:

Income (loss) per share	$ (0.01)	$ 0.00

Weighted average shares outstanding	23,838,852	23,924,125

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Common	Stock	Paid-in	Accumulated	Treasury	Stock
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

Balance December 31, 2009	24,510,502	$2,451	$6,184,480	$(6,185,281)	294,500	$(17,867)	$(16,217)

Shares issued for services	-				(20,000)	990	990
Purchase of treasury stock	-	-	-	-	397,150	(22,132)	(22,132)
Net income	-	-	-	73,477	-	-	73,477
Balance December 31, 2010	24,510,502	2,451	6,184,480	(6,111,804)	671,650	(39,009)	36,118

Net loss	-	-	-	(332,233)	-	-	(332,233)
Balance December 31, 2011	24,510,502	$2,451	$6,184,480	$(6,444,037)	671,650	$(39,009)	$(296,115)

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Net income (loss)	$(332,233)	$ 73,477
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	125,070	133,584
Common stock issued for services	-	990
Loss on disposal of assets	-	18,252
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(59,621)	49,112
(Increase) decrease in spare parts and supplies	42,243	(20,792)
(Increase) decrease in prepaid expenses and other current assets	(42,830)	26,366
Increase (decrease)in deferred revenue	225,899	(206,391)
Increase (decrease) in accounts payable and
accrued expenses	(49,758)	48,094
Total adjustments	241,003	49,215
Net cash provided by (used in) operating activities	(91,230)	122,692

Cash flows from investing activities:
Additions to racecars under construction Acquisition of property and equipment	(31,834) (5,600)	(9,910) (44,009)
Net cash used in investing activities	(37,434)	(53,919)

Cash flows from financing activities:
Purchase of treasury stock	-	(22,132)
Repayment of long-term debt	(24,962)	(21,612)
Net cash used in financing activities	(24,962)	(43,744)

Increase (decrease) in cash and cash equivalents	(153,626)	25,029
Cash and cash equivalents, beginning	569,592	544,563
Cash and cash equivalents, ending	$415,966	$569,592

Supplemental cash flow information:
Cash paid for interest	$ 3,006	$ 6,055
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing Activities:
Property and equipment transferred to parts and supplies	$ -	$ 14,470

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Note 1. Organization and Significant Accounting Policies

Dale Jarrett Racing Adventure, Inc. (referred to as “we”, “us”, “our” or the “Company”) was incorporated in Florida on November 24, 1998.  The Company offers the “NASCAR” racing school to the public.  The Company owns several “NASCAR” type racecars and has secured several racetrack locations at which it offers these services at various dates during the year.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.  Provision for sales returns will be estimated based on the Company’s historical return experience; however sales returns have not been significant due to the nature of the services we provide.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,172,821 and $946,922 at December 31, 2011 and 2010, respectively.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from students net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific student issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2011 and 2010.

Spare Parts and Supplies

Inventories are valued at the lower of cost or market on a first-in, first-out basis, which at December 31, 2011 and 2010 include approximately $138,245 and $178,630, respectively, of spare parts and tires used in the racecar operation and finished goods, which are primarily promotional items that bear our logo, of approximately $4,617 and $6,475, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  At December 31, 2011, we believe the remaining carrying values of these assets are recoverable.

Long Lived Assets

We annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, review our long-lived assets for impairment.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified by the Company for the years ended December 31, 2011 and 2010.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place.  Advertising costs charged to operations were $489,015 and $510,191 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses and notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We continually monitor our positions with, and the credit quality of, the financial institutions in which we invest.  As of December 31, 2011 and 2010, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  We have not experienced any losses in such accounts.  We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting.  Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.  We currently operate in a single segment and will evaluate additional segment disclosure requirements as we expand our operations.

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

We follow guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

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

Net Income (Loss) Per Common Share

We calculate net income (loss) per share in accordance with ASC Topic 260, Earnings per Share.  Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  Outstanding options were not dilutive in the period of income.

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Note 2.  Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010:

   2011

     2010

Office furniture and equipment                                   $    54,593           $  54,593

Software

                26,398               26,398

Shop and track equipment                                               278,267             272,667

Race vehicles

 571,000

  571,000

DJ Graphics Equipment

    24,271

    24,271

Vehicles – other

  386,802         _ 386,802

            1,341,331         1,335,731

Less accumulated depreciation

           (1,008,730)         (883,659)

            $  332,601       $  452,072

Depreciation charged to operations was $125,071 and $133,584 for the years ended December 31, 2011 and 2010, respectively, of which $119,176 and $122,038 is included in cost of sales and services for those years.

Note 3. Long-term Debt

At December 31, 2011 and 2010, long-term debt consists of obligations under vehicle purchase contracts having outstanding principal balances of $25,235 and $50,197, respectively.   The loans are payable in monthly installments of $2,306, including interest at rates ranging from 5.0% to 7.5% through March 2013, and are collateralized by three support vehicles.

Principal repayments are due as follows:  $22,840 in 2012 and $2,395 in 2013.

Note 4. Stockholders’ Equity (Deficit)

During 2011 and 2010, we purchased a total of zero and 397,150 shares of our common stock for cash aggregating $0 and $22,132, respectively, which is classified as treasury stock in the accompanying balance sheets as of December 31, 2011 and 2010. Further in April 2010, we reissued 20,000 shares of treasury stock with a fair value of $990 to an employee for services.

The following table summarizes the stock option activity during the years ended December 31, 2011 and 2010:

   Stock

  Weighted-average

  Options

     Price per Share

Balance at December 31, 2009

   3,500,000

 $0.15

Expired

                  -

      -

Balance at December 31, 2010

    3,500,000

 $0.15

Expired

                  -

      -

Balance at December 31, 2011

   3,500,000

 $0.15

At December 31, 2011, we have the following options outstanding, all of which are exercisable:

Exercise price: $0.15; Outstanding:3,500,000; Weighted average remaining contractual life: 2.8 years.

During April 2009, we extended the expiration date of 3,500,000 outstanding options for a period of five years.  The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 and was charged to stock option based compensation expense during 2009.

Note 5. Income Taxes

We have not provided for income taxes during any period presented as a result of operating losses.  We have a net operating loss carryforward at December 31, 2011 of approximately $4,300,000 that will expire through 2031.  The principal difference between the income (loss) for book purposes and as reported on the income tax return results primarily from stock-based compensation.  We have fully reserved the deferred tax asset that would arise from the loss carryforward since we believe that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset.  The approximate deferred tax asset and the related reserve are as follows:

Deferred tax asset	2011	2010
Tax benefit of net operating losses	$1,573,000	$1,460,000
Less valuation allowance	(1,573,000)	(1,460,000)
Net deferred tax asset	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2011 and 2010.  The sources and tax effects of the differences are as follows:

	2011	2010
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	(34)%	(34)%
	0%	0%

We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2011.  Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  Due to the carryforward of net operating losses, our federal and state income tax returns are subject to audit for various periods beginning in 1998.

Note 6. Commitments and Contingencies

Operating Leases

In October 2009, we entered an operating lease for use of a building in Hickory, North Carolina.  The lease requires a monthly payment of $1,830 and expires in November, 2012.  Subsequent to December 31, 2011 we entered into a lease for office and warehouse space in Las Vegas, NV.  The lease requires a monthly payment of $1,510 and expires February 28, 2013.  Future minimum payments under these lease agreements are as follows:  $35,461 in 2012 and $3,020 in 2013.  The Company also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense amounted to $62,559 and $66,287 for the years ended December 31, 2011 and 2010, respectively.

Employment Agreements

During July 2011, we extended the employment agreement of our Chief Executive Officer through June 2016 at a base salary of $150,000, with cost of living adjustments to be made on the first day of each year.

Vendor Agreements

During 2009, we entered into an agreement with a vendor, who provides video equipment and video recording services, which enables the Company to sell video recordings to its students.  Under the agreement, we were entitled to a 60% allocation of revenue for all video products and services sold through December 31, 2011.  Beginning January 1, 2012, the agreement was extended through December 31, 2013 and amended to provide for payments by us to the vendor of $30 for driving adventures, and $11 for riding adventures for which the recording is purchased by the student.

On August 19, 2010, we entered into an agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2011 for $450,000 payable in four payments of $112,500 due at the end of each quarter during 2011.

During October 2011, we entered into a new agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000 payable in four payments of $109,500 due at the end of each quarter during 2012.  We will also be required to pay Talladega Superspeedway the greater of a set amount of each experience provided or 20% of all DJRA revenues on five designated racing days at the track.

On October 18, 2011, we signed an agreement with Las Vegas Motor Speedway to allow us to provide 34 event dates at the speedway during 2012.  We will pay $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.

Litigation

On June 28, 2010, we paid $20,000 to settle litigation related to an alleged breach of contract in the circuit court of Talladega County, Alabama.  The Company had previously accrued $17,500 related to this proceeding and expensed an additional $2,500 during 2010.

Note 7.  Related Party Transactions

During the years ended December 31, 2011 and 2010, an officer of the Company paid approximately $95,000 and $167,000, respectively, of advertising expenses for the Company and has been reimbursed for those payments.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Shannon is a full time employee of the Company.

The executive officers and directors are:

Name	Position	Term(s) of Office
Timothy B. Shannon, age 49	President, Director	Inception to Present
Chief Executive Officer
	Chief Financial Officer	June 1, 2005 to present

Glenn Jarrett, Age 59	Vice President	Inception to Present
Director

Kenneth J. Scott, age 56	Director	January 26, 2007 to present

Resumes:

Timothy B. Shannon.   Mr. Shannon has been President, Director and Chief Executive Officer of the Company since its inception in 1998.  Mr. Shannon became Chief Financial Officer in June 2005.   Mr. Shannon spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida’s Engineering College with a degree in Computer Science.  From 1990 until 1994 Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL.  In 1995, he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a former director of Dale Jarrett Racing Adventure, Inc.

Glenn Jarrett.  Mr. Jarrett has been a Director of the Company since its inception.  Mr. Jarrett works as an auto racing announcer and consultant.  Mr. Jarrett has been a senior motorsports announcer for TNN since 1991.  He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the “World of Racing” radio program on MRN radio which airs weekdays.   Mr. Jarrett has an extensive background in auto racing.   He drove in the NASCAR Busch Series from 1982 to 1988 and ran a total of 18 NASCAR Winston Cup Races from 1977 to 1983.   Mr. Jarrett is the acting consultant and marketing coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions.  Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as

amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2011.

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

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	2011	150,000	-	-	20,000	170,000
CEO, CFO	2010	175,279	-	-	-	-

The cash salary amount for 2010 includes a base salary of $150,000 and commissions earned by Mr. Shannon during 2010 of $25,279.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

Option Awards

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
Timothy B. Shannon	2,000,000/ 2,000,000	2,000,000	0.15	Oct. 21, 2014

DIRECTOR COMPENSATION FOR 2011

The following table sets forth the compensation to our directors for

2011:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	20,000	-	-	-	20,000
Glenn Jarrett	10,000	-	-	-	10,000
Ken Scott	10,000	-	-	-	10,000

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

Shareholdings at March 29, 2012

Name and Address of Beneficial Owner	Number & Class (1) of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class (2)
Timothy B. Shannon	3,983,333 (1)	16.71%
c/o Dale Jarrett Racing Adventure, Inc.
1313 10th Avenue Lane, SE
Hickory, NC 28602

Glenn Jarrett	2,000,000 (3)	8.39%
c/o Dale Jarrett Racing Adventure, Inc.
1313 10th Avenue Lane, SE
Hickory, NC 28602

Ned Jarrett	1,000,000	4.19%
3182 Ninth Tee Drive
Newton, NC 28658

Dale Jarrett	1,500,000	6.29%
3182 Ninth Tee Drive
Newton, NC 28658

Brett Farve	1,500,000	6.29%
132 Westover Drive
Hattiesburg, MS 39402

Kenneth J. Scott	1,109,800 (4)	4.66%
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

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Kenneth J. Scott	1,109,800 (2)	4.53 (3)
Glenn Jarrett	2,000,000 (4)	8.16 (5)
Timothy B. Shannon	3,983,333 (6)	16.25 (7)
All directors and executive officers as a group (3 persons)	7,093,133 (8)	28.94 (9)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2011 and 2010, Timothy Shannon, an officer of the Company paid approximately $95,000 and $167,000, respectively, of internet advertising expenses for the Company and has been reimbursed for those payments.

Director Independence.  The Company’s board of directors consists of Timothy Shannon, Glenn Jarrett and Kenneth Scott.  Neither Timothy Shannon nor Glenn Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2011, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $28,300 and $27,800, respectively, to Kingery & Crouse, P.A. during 2011 and 2010, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kingery & Crouse, P.A. for the years ended December 31, 2011 and 2010, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kingery & Crouse, P.A. during 2011 and 2010.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2011 and 2010 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon

By: Timothy Shannon

President

Date:  March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Timothy B. Shannon	CEO/CFO	March 29, 2012
Controller/ Director

/s/Kenneth J. Scott	Director	March 29, 2012

/s/Glenn Jarrett	Director	March 29, 2012
Vice President