Form 10-Q
period 2012-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2012-05-15
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 15, 2012:

Common Stock  -  23,838,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$ 198,931	$ 415,966
Accounts receivable	89,708	68,993
Spare parts and supplies	142,984	142,862
Prepaid expenses and other current assets	127,457	80,958
Total current assets	559,080	708,779

Property and equipment, at cost, net of
accumulated depreciation of $1,039,154 and $1,008,730	392,650	332,601

Other assets	-	45,345
	$ 951,730	$1,086,725
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$9,785	$22,840
Accounts payable	80,045	83,726
Accrued expenses	73,504	101,058
Deferred revenue	1,229,211	1,172,821
Total current liabilities	1,392,545	1,380,445

Long-term debt	17,364	2,395

(Continued on next page)

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

Stockholders' deficit:
Preferred stock, $.0001 par value
5,000,000 shares authorized,	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 issued and
23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,606,101)	(6,444,037)
Total stockholders' deficit	(458,179)	(296,115)
	$ 951,730	$ 1,086,725

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Sales	$ 704,023	$ 539,261
Cost of sales and services	405,975	277,692
Gross profit	298,048	261,569

General and administrative expenses	459,688	418,051

Loss from operations	(161,640)	(156,482)

Other income (expense):
Interest income	209	179
Interest expense	(633)	(1,148)
	(424)	(969)

Loss before taxes	(162,064)	(157,451)
Income taxes	-	-

Net loss	$ (162,064)	$ (157,451)

Per share information:

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	23,838,852	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Net cash used in operating activities	$(173,821)	$(356,005)

Cash flows from investing activities:
Acquisition of property and equipment	(21,193)	(5,000)
Net cash used in investing activities	(21,193)	(5,000)

Cash flows from financing activities:
Repayment of long-term debt	(22,021)	(6,070)
Net cash used in financing activities	(22,021)	(6,070)

Decrease in cash	(217,035)	(367,075)

Cash and cash equivalents,
beginning of period	415,966	569,592
Cash and cash equivalents,
end of period	$ 198,931	$ 202,517

Supplemental cash flow information:
Cash paid for interest	$ 633	$ 1,148
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Race vehicles under construction transferred to property and equipment	$ 45,345	$ -
Purchase of vehicle in exchange for a long-term note	$ 23,935	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2011, including notes included in the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during the three months ended March 31, 2012 and 2011.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operation and are recorded at cost.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

(6)

 Commitments

During 2009, we entered into an agreement with a vendor, who provides video equipment and video recording services, which enables the Company to sell video recordings to its students.  Under the modified agreement for 2012, we will remit $30 per driving adventure and $11 per ride adventure to the vendor.  The agreement continues through December 31, 2013 and is renewable annually thereafter.

During July 2011, the Company extended the employment agreement of its Chief Executive Officer through June 2016 at a base salary of $150,000, with cost of living adjustments to be made on the first day of each year.

During October 2011, we entered into a new agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000 payable in four payments of $109,500 due at the end of each quarter during 2012.  We will also be required to pay Talladega Superspeedway the greater of a set amount of each experience provided, as defined in the agreement, or 20% of all DJRA revenues on five designated racing days at the track.

On October 18, 2011, we signed an agreement with Las Vegas Motor Speedway to allow us to provide 34 event dates at the speedway during 2012.  We will pay $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.

During 2012, we entered into a lease for office and warehouse space in Las Vegas, NV.  The lease requires a monthly payment of $1,510 and expires February 28, 2013.

In January 2012 we recorded a note payable of $23,935 for the purchase of a vehicle.  This note is payable in monthly installments of $543 through January 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation currently has classes planned through December 2012.

Capital Resources and Source of Liquidity.  The Corporation currently has no material commitments for capital expenditures.  The Corporation has no plans for future capital expenditures, such as additional race cars, at this time.  However, the Corporation is committed to approximately $532,000 in track usage fees for the remainder of 2012.

The Corporation believes that there will be sufficient capital from revenues to conduct operations for the next twelve months.

Presently, the Corporation’s revenue and cash comprises one hundred percent of the total cash necessary to conduct operations.  Future revenues from classes and events will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place.  The board of directors shall determine the amount and type of financing as the Corporation's financial situation dictates.

For the three months ended March 31, 2012, the Corporation purchased property and equipment of $21,193 resulting in net cash used in investing activities of $21,193.

Comparatively, for the three months ended March 31, 2011, the Corporation purchased property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

For the three months ended March 31, 2012, the Corporation repaid long-term debt of $22,021.  As a result, the Corporation had net cash used in financing activities of $22,021 for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, the Corporation repaid long-term debt of $6,070.  As a result, the Corporation had net cash used in financing activities of $6,070 for the three months ended March 31, 2011.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended March 31, 2012, the registrant had sales of $704,023 with cost of sales and services of $405,975 for a gross profit of $298,048.

Comparatively, for the three months ended March 31, 2011, the registrant had sales of $539,261 with cost of sales of $277,692 for a gross profit of $261,569.

The increase in revenue of $164,762, or 30.6%, also had a corresponding increase in the cost of sales and services of $128,283, or 46.2%.  The gross profit percentage decreased from 48.5% for the three months ended March 31, 2011 to 42.3% for the three months ended March 31, 2012.  This decrease is due to 75% more school days during the three month period ended March 31, 2012 when compared to the same period for 2011, while actual laps purchased only increased 26% over the same periods.  This resulted in higher track expenses as the days increased, with a smaller revenue increase as laps increased by a smaller percentage.

For the three months ended March 31, 2012, the registrant had general and administrative expenses of $459,688.  Comparatively, for the three months ended March 31, 2011, the registrant had general and administrative expenses of $418,051.  The percentage of general and administrative expenses to revenues for the three months ended March 31, 2012 decreased to 65.3% from 77.5% for the three months ended March 31, 2011 due to increased revenue without a corresponding increase in administrative expenses.

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

Item 4.  Controls and Procedures

During the period ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

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

Dated: May 15, 2012

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer