Form 10-Q
period 2012-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2012-08-17
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 17, 2012:   Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.
Condensed Balance Sheets
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$131,533	$415,966
Accounts receivable	32,464	68,993
Spare parts and supplies	148,630	142,862
Prepaid expenses and other current assets	140,471	80,958
Total current assets	453,098	708,779

Property and equipment, at cost, net of
accumulated depreciation of $1,070,340 and $1,008,730	361,464	332,601
Other assets	6,290	45,345
Total assets	$ 820,852	$ 1,086,725
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 5,243	$22,840
Accounts payable	90,516	83,726
Accrued expenses	84,505	101,058
Deferred revenue	1,055,245	1,172,821
Total current liabilities	1,235,509	1,380,445
Long-term debt	15,913	2,395

Stockholders' equity (deficit):
Preferred stock, $.0001 par value
5,000,000 shares authorized	0	0
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 issued and
23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated (deficit)	(6,578,492)	(6,444,037)
Total stockholders' equity (deficit)	(430,570)	(296,115)
Total liabilities and stockholders' equity (deficit)	$ 820,852	$ 1,086,725

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.
Condensed Statements of Operations
For The Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011

Sales	$972,676	$751,274	$1,676,699	$ 1,290,535
Cost of sales and services	479,863	302,679	885,838	580,371
Gross profit	492,813	448,595	790,861	710,164

General and administrative expenses	465,055	433,085	924,743	851,136

Income (loss) from operations	27,758	15,510	(133,882)	(140,972)

Other income (expense):
Interest income	123	198	332	377
Interest expense	(272)	(617)	(905)	(1,765)
	(149)	(419)	(573)	(1,388)

Income (loss) before taxes	27,609	15,091	(134,455)	(142,360)
Income taxes	0	0	0	0

Net income (loss)	$27,609	$15,091	$(134,455)	$(142,360)

Per share information:

Basic and diluted (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding	23,838,852	23,838,852	23,838,852	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.
Condensed Statements of Cash Flows
For The Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used in operating activities	$ (228,936)	$(157,792)

Cash flows from investing activities:
Acquisition of property and equipment	(27,483)	(5,000)
Net cash (used in) investing activities	(27,483)	(5,000)

Cash flows from financing activities:
Repayment of long-term debt	(28,014)	(12,369)
Net cash used in financing activities	(28,014)	(12,369)

Decrease in cash	(284,433)	(175,161)

Cash and cash equivalents,
beginning of period	415,966	569,592
Cash and cash equivalents,
end of period	$ 131,533	$ 394,431

Supplemental cash flow information:
Cash paid for interest	$ 332	$ 1,765
Cash paid for income taxes	$ 0	$ 0

Non-cash investing and financing activity:
Race vehicles under construction transferred to property and equipment	$ 45,345	$ 0
Purchase of vehicle in exchange for a long-term note	$ 23,935	$ 0

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during each of the three and six months ended June 30, 2012 and 2011.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operation and are recorded at the lower of cost or market, on a first-in, first-out basis.

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

JUNE 30, 2012

(UNAUDITED)

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.  Demand for the Corporation's services and products are dependent on, among other things, general economic conditions that are cyclical in nature.  Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by the Corporation’s competitors and prolonged recessionary periods.

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

Capital Resources and Source of Liquidity.  The Corporation currently has no material commitments for capital expenditures.  The Corporation has no plans for future capital expenditures, such as additional race cars, at this time.  However, the Corporation is committed to approximately $345,000 in track usage fees for the remainder of 2012.

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

For the six months ended June 30, 2012, the Corporation purchased property and equipment of $27,483 resulting in net cash used in investing activities of $27,483.

Comparatively, for the six months ended June 30, 2011, the Corporation purchased property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

For the six months ended June 30, 2012, the Corporation repaid long-term debt of $28,014.  As a result, the Corporation had net cash used in financing activities of $28,014 for the six months ended June 30, 2012.

Comparatively, for the six months ended June 30, 2011, the Corporation repaid long-term debt of $12,369.  As a result, the Corporation had net cash used in financing activities of $12,369 for the six months ended June 30, 2011.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.  For the three months ended June 30, 2012, the registrant had sales of $972,676 with cost of sales and services of $479,863 for a gross profit of $492,813.

Comparatively, for the three months ended June 30, 2011, the registrant had sales of $751,274 with cost of sales of $302,679 for a gross profit of $448,595.

The increase in revenue of $221,402, or 29.5%, also had a corresponding increase in the cost of sales and services of $177,184, or 58.5%.  The gross profit percentage decreased from 59.7% for the three months ended June 30, 2011 to 50.7% for the three months ended June 30, 2012.  This decrease is due to the addition of Las Vegas as a new venue during the three month period ended June 30, 2012 when compared to the same period for 2011.

For the three months ended June 30, 2012, the registrant had general and administrative expenses of $465,055.  Comparatively, for the three months ended June 30, 2011, the registrant had general and administrative expenses of $433,085.  The percentage of general and administrative expenses to revenues for the three months ended June 30, 2012 decreased to 47.8% from 57.6% for the three months ended June 30, 2011 due to increased revenue without a corresponding increase in administrative expenses.

For the six months ended June 30, 2012, the registrant had sales of $1,676,699 with cost of sales and services of $885,838 for a gross profit of $790,861.

Comparatively, for the six months ended June 30, 2011, the registrant had sales of $1,290,535 with cost of sales of $580,371 for a gross profit of $710,164.

The increase in revenue of $386,164, or 29.9%, also had a corresponding increase in the cost of sales and services of $305,467, or 52.6%.  The gross profit percentage decreased from 55.0% for the six months ended June 30, 2011 to 47.2% for the six months ended June 30, 2012.  This decrease is due to the addition of Las Vegas as a new venue during the six month period ended June 30, 2012.

For the six months ended June 30, 2012, the registrant had general and administrative expenses of $924,743.  Comparatively, for the six months ended June 30, 2011, the registrant had general and administrative expenses of $851,136.  The percentage of general and administrative expenses to revenues for the six months ended June 30, 2012 decreased to 55.2% from 66.0% for the six months ended June 30, 2011 due to increased revenue without a corresponding increase in administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 17, 2012

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer