Form 10-Q/A
period 2012-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2012-08-23
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 to

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-27251

Dale Jarrett Racing Adventure, Inc.

 (Exact name of registrant as specified in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1313 10th Avenue Lane SE, Hickory, NC	28602
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 22, 2012:   Common Stock  -  24,510,502

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated: August 22, 2012

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer