Form 10-Q
period 2012-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2012-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-27251

Dale Jarrett Racing Adventure, Inc.

 (Exact name of registrant as specified in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

116 3rd Street NW, Suite 302, Hickory, NC	28601
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 14, 2012:   Common Stock  -  23,838,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.
Condensed Balance Sheets
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$ 188,625	$ 415,966
Accounts receivable	17,914	68,993
Spare parts and supplies	147,126	142,862
Prepaid expenses and other current assets	101,222	80,958
Total current assets	454,887	708,779

Property and equipment, at cost, net of
accumulated depreciation of $1,101,545 and $1,008,730	330,259	332,601
Other assets	16,290	45,345
	$ 801,436	$1,086,725
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 5,790	$ 22,840
Accounts payable	201,095	83,726
Accrued expenses	102,495	101,058
Deferred revenue	810,760	1,172,821
Total current liabilities	1,120,140	1,380,445

Long-term debt	13,961	2,395

Stockholders' deficit:
Preferred stock, $.0001 par value
5,000,000 shares authorized,	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 issued and
23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,480,587)	(6,444,037)
Total stockholders' deficit	(332,665)	(296,115)
	$ 801,436	$1,086,725

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.
Condensed Statements of Operations
For The Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Sales	$1,001,125	$786,895	$2,677,824	$2,077,430
Cost of sales and services	542,607	419,489	1,428,445	999,860
Gross profit	458,518	367,406	1,249,379	1,077,570

General and administrative expenses	382,887	355,796	1,307,630	1,206,932

Income (loss) from operations	75,631	11,610	(58,251)	(129,362)

Other income (expense):
Interest income	47	277	379	654
Insurance proceeds	22,453	-	22,453	-
Interest expense	(226)	(582)	(1,131)	(2,347)
	22,274	(305)	21,701	(1,693)

Net income (loss)	$ 97,905	$ 11,305	$ (36,550)	$ (131,055)

Per share information:

Basic and diluted (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ (0.01)

Weighted average shares outstanding	23,838,852	23,838,852	23,838,852	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.
Condensed Statements of Cash Flows
For The Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used in operating activities	$(160,439)	$(330,273)

Cash flows from investing activities:
Acquisition of property and equipment	(37,483)	(5,000)
Net cash used in investing activities	(37,483)	(5,000)

Cash flows from financing activities:
Repayment of long-term debt	(29,419)	(18,704)
Net cash used in financing activities	(29,419)	(18,704)

Decrease in cash	(227,341)	(353,977)

Cash, beginning of period	415,966	569,592

Cash, end of period	$ 188,625	$ 215,615

Supplemental cash flow information:
Cash paid for interest	$ 1,131	$ 2,045
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activity:
Race vehicles under construction transferred to property and equipment	$ 45,345	$ -
Purchase of vehicle in exchange for a long-term note	$ 23,935	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during each of the three and nine months ended September 30, 2012 and 2011.

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

In January 2012 we recorded a note payable of $23,935 for the purchase of a vehicle.  This note is payable in monthly installments of $543 through January 2016 and has an annual interest rate of 4.24%.

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

The Corporation currently has classes planned through September 2013.

Capital Resources and Source of Liquidity.  The Corporation currently has no material commitments for capital expenditures.  The Corporation has no plans for future capital expenditures, such as additional race cars, at this time.  However, the Corporation is committed to approximately $109,500 in track usage fees for the remainder of 2012.

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

For the nine months ended September 30, 2012, the Corporation purchased property and equipment of $37,483 resulting in net cash used in investing activities of $37,483.

Comparatively, for the nine months ended September 30, 2011, the Corporation purchased property and equipment of $5,000 resulting in net cash used in investing activities of $5,000.

For the nine months ended September 30, 2012, the Corporation repaid long-term debt of $29,419.  As a result, the Corporation had net cash used in financing activities of $29,419 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, the Corporation repaid long-term debt of $18,704.  As a result, the Corporation had net cash used in financing activities of $18,704 for the nine months ended September 30, 2011.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations.  For the three months ended September 30, 2012, the registrant had sales of $1,001,125 with cost of sales and services of $542,607 for a gross profit of $458,518.

Comparatively, for the three months ended September 30, 2011, the registrant had sales of $786,895 with cost of sales of $419,489 for a gross profit of $367,406.

The increase in revenue of $214,230, or 27.2%, also had a corresponding increase in the cost of sales and services of $123,118, or 29.3%.  The gross profit percentage decreased from 53.3% for the three months ended September 30, 2011 to 45.8% for the three months ended September 30, 2012.  The decreased gross profit percentage is due to the addition of Las Vegas as a new venue during 2012 which resulted in both increased revenue and cost of sales.  Operations were not active in Las Vegas during the same period of 2011.

For the three months ended September 30, 2012, the registrant had general and administrative expenses of $382,887.  Comparatively, for the three months ended September 30, 2011, the registrant had general and administrative expenses of $355,796.  The percentage of general and administrative expenses to revenues for the three months ended September 30, 2012 decreased to 38.2% from 45.2% for the three months ended September 30, 2011 due to increased revenue without a corresponding increase in administrative expenses.

For the nine months ended September 30, 2012, the registrant had sales of $2,677,824 with cost of sales and services of $1,428,445 for a gross profit of $1,249,379.

Comparatively, for the nine months ended September 30, 2011, the registrant had sales of $2,077,430 with cost of sales of $999,860 for a gross profit of $1,077,570.

The increase in revenue of $600,394, or 28.9%, also had a corresponding increase in the cost of sales and services of $428,585, or 42.9%.  The gross profit percentage decreased from 51.9% for the nine months ended September 30, 2011 to 46.7% for the nine months ended September 30, 2012.  The decreased gross profit percentage is due to the addition of Las Vegas as a new venue during 2012 which resulted in both increased revenue and cost of sales.  Operations were not active in Las Vegas during the same period of 2011.

For the nine months ended September 30, 2012, the registrant had general and administrative expenses of $1,307,630.  Comparatively, for the nine months ended September 30, 2011, the registrant had general and administrative expenses of $1,206,932.  The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2012 decreased to 48.8% from 58.1% for the nine months ended September 30, 2011 due to increased revenue without a corresponding increase in administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2012

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer