Form 10-K
period 2012-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2013-04-11
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-27251

DALE JARRETT RACING ADVENTURE, INC.

(Exact name of registrant in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

116 3rd Street NW, Suite 302, Hickory, NC, 28601

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $402,521.07

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 11, 2013 was 24,510,502 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Dale Jarrett Racing Adventure, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

The Company currently owns 21 racecars.  These racecars are classified as stock cars and are equipped for oval or round tracks only.  They are fully loaded with race engines, six point harnesses, neck and head restraints, communications, track specific gears and complete safety cages. We have negotiated terms with over forty racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

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

During October 2011, we entered into a new agreement with Talladega Superspeedway, LLC to allow Dale Jarrett Racing Adventure exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000 payable in four payments of $109,500 due at the end of each quarter during 2012.  We also were required to pay Talladega Superspeedway the greater of a set amount of each experience provided or 20% of all DJRA revenues on five designated racing days at the track.

During October 2012, we entered into a new usage agreement with Talladega Superspeedway, LLC for 2013 with no exclusivity and no minimum racing days.

On October 18, 2011, we signed an agreement with Las Vegas Motor Speedway to allow us to provide 34 event dates at the speedway during 2012.  We paid $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.  This agreement was not renewed for 2013.

Marketing.   We offer our products and services at various tracks throughout the country.  We employ a marketing director who is primarily responsible for closing the prospects created through promotion.  These services are sold as both corporate outings and directly to the public through various marketing and advertising mediums with an emphasis on radio and the internet.

Promotional and Licensing Agreements.  In December 1998, we entered into promotional and licensing agreements with Dale Jarrett, Ned Jarrett, Glenn Jarrett, Jason Jarrett and Brett Favre whereby these individuals have granted us the use of their names and likenesses in advertising, products and promotional materials, as well as an agreed upon number of appearances per year and an agreed upon number of radio and/or television commercials as set out in each agreement.  Ned Jarrett is the father of Dale Jarrett and Glenn Jarrett.  Dale Jarrett is the father of Jason Jarrett.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant’s executive offices, which consist of 2,000 square feet, are located at 116 3rd Street NW, Suite 302, Hickory, North Carolina.  We entered into the lease for this building on November 1, 2012.  The lease requires a monthly payment of $1,800 and expires October 31, 2014.  Also during 2012, we entered into a lease for 6,836 square feet of office and warehouse space in Las Vegas, NV.  The lease required a monthly payment of $1,510 and expired February 28, 2013.  Future minimum payment under these lease agreements are as follows: $24,620 in 2013 and $18,000 in 2014.

The registrant’s former executive offices consisted of 1,500 square feet and were located at 1313 10th Avenue Lane, SE, Hickory, North Carolina.  In October 2009, the registrant entered into an operating lease for use of this office space.  The lease required a monthly payment of $1,830 and expired in November, 2012.

The registrant also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense under all operating leases amounted to $94,081 and $62,559 for the years ended December 31, 2012 and 2011, respectively.

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

Quarter Ended	High Bid	Low Bid
3/31/12	0.05	0.03
6/30/12	0.05	0.02
9/30/12	0.08	0.02
12/31/12	0.08	0.04

3/31/11	0.08	0.04
6/30/11	0.06	0.03
9/30/11	0.05	0.03
12/30/11	0.04	0.03

b)  Holders.  At April 11, 2013, there were approximately 340 shareholders of the Company.

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

During 2012 and 2011 we repurchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  Demand for the Company's products is dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from our driving school services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from sales of our products and services.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Company’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have classes planned through December 2013.

Capital and Source of Liquidity.  The Company currently plans to expand the racecars we currently run on the racetracks to include exotic racecars as well.

We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2013.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2012, we spent $19,912 on additions to racecars under construction, and we spent $42,181 on the acquisition of property and equipment.  As a result, we spent $62,093 on investing activities for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we spent $31,834 on additions to racecars under construction, and spent $5,600 on acquisition of property and equipment.  As a result, we spent $37,434 on investing activities for the year ended December 31, 2011.

For the year ended December 31, 2012, we received proceeds from a shareholder advance of $100,000 and we repaid long-term debt of $30,962.  As a result, we had net cash provided by financing activities of $69,038 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we repaid long-term debt of $24,962.  As a result, our net cash used in financing activities was $24,962 in 2011.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the year ended December 31, 2012, we had sales of $3,481,607, which represents a 21.1% increase from the 2011 sales of $2,875,602.  Revenues increased primarily due to our expansion into Las Vegas in 2012.  The cost of sales increased 36.4% to $1,849,377 from the 2011 cost of sales of $1,355,924 as a result of the additional costs of the expansion.  General and administrative expenses stayed close, with $1,834,737 in 2012 compared to $1,849,847 in 2011, a decrease of 0.8%.  In 2012, we had interest income of $448, other income of $22,453, and interest expenses of $2,465.  As a result, we had a net loss of $182,071 for the year ended December 31, 2012, a 45.2% decrease from the year ended December 31, 2011.  Comparatively, for the year ended December 31, 2011, we had interest income of $942 and interest expenses of $3,006, resulting in a net loss of $332,233 for the year ended December 31, 2011.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,036,816 and $1,172,821 at December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At December 31, 2012, we believe the remaining carrying values of these assets are recoverable.

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

Recent Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dale Jarrett Racing Adventure, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

April 11, 2013

DALE JARRETT RACING ADVENTURE, INC.

BALANCE SHEETS

DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$403,212	$415,966
Accounts receivable	22,293	68,993
Spare parts and supplies	146,255	142,862
Prepaid expenses and other current assets	41,585	80,958
Total current assets	613,345	708,779

Property and equipment, at cost, net	332,208	332,601

Other assets - Racecars under construction	6,667	45,345
	$952,220	$1,086,725
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$5,831	$22,840
Accounts payable	150,620	83,726
Accrued and other liabilities	123,639	101,058
Deferred revenue	1,036,816	1,172,821
Advance from shareholder	101,123	-
Total current liabilities	1,418,029	1,380,445

Long-term debt	12,377	2,395

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 24,510,502 shares issued and 23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 shares at cost	(39,009)	(39,009)
Accumulated deficit	(6,626,108)	(6,444,037)
Total stockholders' deficit	(478,186)	(296,115)
	$952,220	$1,086,725

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Sales	$3,481,607	$2,875,602
Cost of sales and services	1,849,377	1,355,924
Gross profit	1,632,230	1,519,678
General and administrative expenses	1,834,737	1,849,847

Loss from operations	(202,507)	(330,169)

Other income(expense):
Interest income	448	942
Other income	22,453	-
Interest expense	(2,465)	(3,006)

Loss before income taxes	(182,071)	(332,233)
Income taxes	-	-

Net Loss	$(182,071)	$(332,233)

Per share information basic and diluted:

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	23,838,852	23,838,852

See accompanying notes to financial statements.

17

DALE JARRETT RACING ADVENTURE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total

Balance December 31, 2010	24,510,502	$ 2,451	$6,184,480	671,650	$(39,009)	$(6,111,804)	$ 36,118

Net loss	-	-	-	-	-	(332,233)	(332,233)
Balance December 31, 2011	24,510,502	2,451	6,184,480	671,650	(39,009)	(6,444,037)	(296,115)

Net loss	-	-	-	-	-	(182,071)	(182,071)
Balance December 31, 2012	24,510,502	$ 2,451	$6,184,480	671,650	$(39,009)	$(6,626,108)	$(478,186)

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(182,071)	$(332,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,099	125,070
Interest added to officer loans	1,123	-
Changes in assets and liabilities:
Accounts receivable	46,700	(59,621)
Spare parts and supplies	(3,393)	42,243
Prepaid expenses and other current assets	39,373	(42,830)
Deferred revenue	(136,005)	225,899
Accounts payable and accrued expenses	89,475	(49,758)
Total adjustments	162,372	241,003
Net cash used in operating activities	(19,699)	(91,230)

Cash flows from investing activities:
Additions to racecars under construction	(19,912)	(31,834)
Acquisition of property and equipment	(42,181)	(5,600)
Net cash used in investing activities	(62,093)	(37,434)

Cash flows from financing activities:
Proceeds from shareholder advance	100,000	-
Repayments of long-term debt	(30,962)	(24,962)
Net cash provided by (used in) financing activities	69,038	(24,962)

Change in cash and cash equivalents	(12,754)	(153,626)
Cash and cash equivalents, beginning	415,966	569,592
Cash and cash equivalents, ending	$403,212	$415,966

Supplemental cash flow information:
Cash paid for interest	$2,465	$3,006
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Property and equipment financed with long-term debt	$23,935	$-
Racecars under construction transferred to property and equipment	$58,590	$-

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

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the student is fixed or determinable, and collectability of the sales price is reasonably assured.  The following policies reflect specific criteria for our various revenue streams:

•

Revenue is recognized at the time the product is delivered or the service is performed.  Provision for sales returns will be estimated based on the Company’s historical return experience; however sales returns have not been significant due to the nature of the services we provide.

•

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,036,816 and $1,172,821 at December 31, 2012 and 2011, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from students net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific student issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2012 and 2011.

Spare Parts and Supplies

Spare parts and supplies are valued at the lower of cost or market on a first-in, first-out basis. At December 31, 2012 and 2011 spare parts and supplies include $139,377 and $138,245, respectively, of spare parts and tires used in the racecar operations, and finished goods (which are primarily promotional items that bear our logo), of $6,878 and $4,617, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Long Lived Assets

We annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, review our long-lived assets for impairment.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified by the Company for the years ended December 31, 2012 and 2011.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The reported amounts of revenues and expenses may be affected by the estimates management is required to make.  Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place.  Advertising costs charged to operations were $462,325 and $489,015 for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

At December 31, 2012, our short-term financial instruments consist primarily of accounts receivable, accounts payable, accrued and other liabilities and the advance from shareholder. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2012 and 2011, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  We monitor our positions with, and the credit quality of, the financial institutions in which we maintain cash balances and we have not experienced any losses in such accounts.  We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the year ended December 31, 2012.  Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 2.  Property and Equipment

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Race vehicles	$ 654,490	$ 571,000
Vehicles – other	415,738	386,802
Shop and track equipment	290,548	278,267
Office furniture and equipment	54,593	54,593
Software	26,398	26,398
DJ Graphics Equipment	24,271	24,271
	1,466,038	1,341,331
Less accumulated depreciation	(1,133,830)	(1,008,730)
	$ 332,208	$ 332,601

Depreciation charged to operations was $125,099 and $125,070 for the years ended December 31, 2012 and 2011, respectively, of which $122,722 and $119,176 is included in cost of sales and services for those years.

Note 3. Long-term Debt

At December 31, 2011, long-term debt consisted of obligations under vehicle purchase contracts having outstanding principal balances of $25,235.   The loans, which were paid in full in 2012,  were payable in monthly principal and interest installments of $2,306 (with interest rates ranging from 5.0% to 7.5%) , and were collateralized by three support vehicles.

During the year ended December 31, 2012, we entered a new debt obligation under a vehicle purchase contract having an initial outstanding principal balance of $23,935.   The vehicle purchase loan is payable in monthly installments of $543, including interest at 4.24%, through January 2016, and is collateralized by a support vehicle.

Note 4. Stockholders’ Equity (Deficit)

The following table summarizes the stock option activity during the years ended December 31, 2012 and 2011:

	Stock Options	Weighted average Price per Share
Balance at December 31, 2010	3,500,000	$ 0.15
Expired	-	-
Balance at December 31, 2011	3,500,000	$ 0.15
Expired	-	-
Balance at December 31, 2012	3,500,000	$ 0.15

During April 2009, we extended the expiration date of 3,500,000 outstanding options for a period of five years.  The exercise price remained at $.15 per share and the options now expire on October 21, 2014. The incremental cost of the extension of these options was $50,000 and was charged to stock option based compensation expense during 2009.

Common stock issued upon the exercise of stock options would come from our authorized common shares.

All options outstanding were fully vested as of 2009 and no compensation cost was recognized during 2012 or 2011.  In valuing our options at grant date we used a Black-Scholes model and the average expected life was calculated using the simplified method as we believe we do not have sufficient history to estimate the expected life of our options.

Note 5. Income Taxes

We have not provided for income taxes in 2012 or 2011 as a result of operating and tax losses.  We have net operating loss carryforwards at December 31, 2012 of approximately $4,800,000 that expire in various years through 2032.  We have fully reserved the deferred tax assets that would arise from the loss carryforwards since we believe it is likely that future income from operations will be available to utilize the deferred tax asset.  The approximate deferred tax asset and the related reserve are as follows:

	2012	2011
Deferred tax asset:
Tax benefit of net operating loss	$ 1,627,000	$ 1,573,000
Less valuation allowance	(1,627,000)	(1,573,000)
Net deferred tax asset	$ -	$ -

The valuation reserve increased by $54,000 in 2012 and by $113,000 in 2011.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2012 and 2011.  The sources and tax effects of the differences are as follows:

	2012	2011
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	(34)%	(34)%
Tax provision	0%	0%

Note 6. Commitments

Operating Leases

In 2011 and through November 2012, we were obligated under an operating lease for use of a building in Hickory, North Carolina. On November 1, 2012 we entered a new operating lease in such locale, which requires monthly payments of $1,800 and expires October 31, 2014.  Also during 2012, we entered into a lease for office and warehouse space in Las Vegas, NV.  The lease requires monthly payments of $1,510 and expired February 28, 2013.  Future minimum payments under these lease agreements are as follows:  $24,620 in 2013 and $18,000 in 2014.

The Company also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense under all operating leases amounted to $94,081 and $62,559 for the years ended December 31, 2012 and 2011, respectively.

Employment Agreements

During July 2011, we extended the employment agreement of our Chief Executive Officer through June 2016 at a base salary of $150,000, with cost of living adjustments to be made on the first day of each year.

Vendor Agreements

On August 19, 2010, we entered into an agreement with Talladega Superspeedway, LLC to allow us exclusivity during 2011 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2011 for $450,000, which amount was paid in four payments of $112,500 at the end of each quarter during 2011.

During October 2011, we entered into a new agreement with Talladega Superspeedway, LLC to allow us exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000, which amount was paid in four payments of $109,500 at the end of each quarter during 2012.  We also were required to pay Talladega Superspeedway the greater of a set amount of each experience provided or 20% of all DJRA revenues on five designated racing days at the track.

During October 2012, we entered into a new usage agreement with Talladega Superspeedway, LLC for 2013 with no exclusivity and no minimum racing days.

On October 18, 2011, we signed an agreement with Las Vegas Motor Speedway to allow us to provide 34 event dates at the speedway during 2012.  We paid $271,000 to Las Vegas Motor Speedway over the course of 2012 for use of the speedway.  This agreement was not renewed for 2013.

Note 7.  Other Related Party Transactions

During 2012 we received an unsecured advance from a shareholder with an outstanding principal balance of $100,000, accruing interest at 5% per year with no payment terms specified.  As of December 31, 2012 the note had accrued interest of $1,123.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Shannon is a full time employee of the Company.

The executive officers and directors are:

Name	Position	Term(s) of Office
Timothy B. Shannon, age 50	President, Director	Inception to Present
Chief Executive Officer
	Chief Financial Officer	June 1, 2005 to present

Glenn Jarrett, Age 60	Vice President	Inception to Present
Director

Kenneth J. Scott, age 57	Director	January 26, 2007 to present

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	2012	150,000	-	-	17,873	167,873
CEO, CFO	2011	150,000	-	-	20,000	170,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

Option Awards

Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
Timothy B. Shannon	2,000,000/ 2,000,000	2,000,000	0.15	Oct. 21, 2014

DIRECTOR COMPENSATION FOR 2012

The following table sets forth the compensation to our directors for

2012:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	20,000	-	-	-	20,000
Glenn Jarrett	-	-	-	-	-
Ken Scott	1,000	-	-	-	1,000

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

Shareholdings at April 1, 2013

Name and Address of Beneficial Owner	Number & Class (1) of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class (2)
Timothy B. Shannon	3,983,333 (1)	16.71%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Glenn Jarrett	2,000,000 (3)	8.39%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Ned Jarrett	1,000,000	4.19%
3182 Ninth Tee Drive
Newton, NC 28658

Dale Jarrett	1,500,000	6.29%
3182 Ninth Tee Drive
Newton, NC 28658

Brett Farve	1,500,000	6.29%
132 Westover Drive
Hattiesburg, MS 39402

Kenneth J. Scott	1,109,800 (4)	4.66%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601
Kai Kong	3,141,300	13.18%
777 E. Valley Blvd. #42
Alhambra, CA 91801

Robert Brooks	1,454,701	6.10%
9 Prospect Avenue
Port Washington, NY 11050

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

(1)  The address for each of the persons listed above is c/o Dale Jarrett Racing Adventure, Inc., 116 3rd Street NW, Suite 302, Hickory, NC 28601.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2012 we received an unsecured advance from a shareholder with an outstanding principal balance of $100,000, accruing interest at 5% per year with no payment terms specified.  As of December 31, 2012 the note had accrued interest of $1,123.

Director Independence.  The Company’s board of directors consists of Timothy Shannon, Glenn Jarrett and Kenneth Scott.  Neither Timothy Shannon nor Glenn Jarrett is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2012, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $28,000 and $28,300, respectively, to Kingery & Crouse, P.A. during 2012 and 2011, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kingery & Crouse, P.A. for the years ended December 31, 2012 and 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kingery & Crouse, P.A. during 2012 and 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
2.1	Articles of Incorporation	Form 10SB12G	September 7, 1999
2.2	Bylaws	Form 10SB12G	September 7, 1999
3.1	Common Stock Certificate	Form 10SB12G	September 7, 1999
3.2	Amended and Restated Articles of Incorporation	Pre 14A	September 8, 2008
3.3	Amended and Restated Bylaws	Pre 14A	September 8, 2008
4	2001 Non-Statutory Stock Option Plan	Pre 14A	January 4, 2001
6.2	Promotion and Licensing Agreement between Company and Ned Jarrett	Form 10SB12G	September 7, 1999
6.3	Promotion and Licensing Agreement between Company and Glenn Jarrett	Form 10SB12G	September 7, 1999
6.4	Promotion and Licensing Agreement between Company and Jason Jarrett	Form 10SB12G	September 7, 1999
6.5	Promotion and Licensing Agreement between Company and Brett Favre	Form 10SB12G	September 7, 1999
27	Financial Data Schedule	Form 10KSB	October 13, 2000
99.1	Sarbanes-Oxley	Form 10KSB	October 15, 2003
99.2	Code of Ethics	Form 8-K	August 12, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dale Jarrett Racing Adventure, Inc.

/s/ Timothy Shannon

By: Timothy Shannon

President

Date:  April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Timothy B. Shannon	CEO/CFO	April 11, 2013
Controller/ Director

/s/Kenneth J. Scott	Director	April 11, 2013

/s/Glenn Jarrett	Director	April 11, 2013
Vice President