Form 10-Q
period 2013-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2013-05-17
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 17, 2013:   Common Stock  -  24,510,502

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$ 180,169	$ 403,212
Accounts receivable	6,918	22,293
Spare parts and supplies	144,259	146,255
Prepaid expenses and other current assets	62,848	41,585
Total current assets	394,194	613,345

Property and equipment, at cost, net	313,659	332,208

Other assets	6,667	6,667
Total Assets	$ 714,520	$ 952,220
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 5,893	$ 5,831
Accounts payable	101,120	150,620
Accrued and other liabilities	89,310	123,639
Deferred revenue	1,088,767	1,036,816
Advance from shareholder	102,247	101,123
Total current liabilities	1,387,337	1,418,029

Long-term debt	11,073	12,377

Stockholders' (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized
Common stock, $.0001 par value,
200,000,000 shares authorized, 24,510,502 issued and
23,838,852 shares outstanding	2,451	2,451
Additional paid-in capital	6,184,480	6,184,480
Treasury stock, 671,650 at cost	(39,009)	(39,009)
Accumulated (deficit)	(6,831,812)	(6,626,108)
Total stockholders' deficit	(683,890)	(478,186)
Total Liabilities and Stockholders’ Deficit	$ 714,520	$ 952,220

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Sales	$ 463,252	$ 704,023
Cost of sales and services	230,150	405,975
Gross profit	233,102	298,048

General and administrative expenses	442,580	459,688

Loss from operations	(209,478)	(161,640)

Other income (expense):
Interest income	77	209
Other income	6,123	-
Interest expense	(1,584)	(633)
Loss on disposal of assets	(842)	-
Total other income (expense), net	3,774	(424)

Loss before taxes	(205,704)	(162,064)
Income taxes	-	-

Net loss	$ (205,704)	$ (162,064)

Per share information:
Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	23,838,852	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Net cash used in operating activities	$ (217,935)	$ (173,821)

Cash flows from investing activities:
Acquisition of property and equipment	(3,866)	(21,193)
Net cash used in financing activities	(3,866)	(21,193)

Cash flows from financing activities:
Repayment of long-term debt	(1,242)	(22,021)
Net cash used in financing activities	(1,242)	(22,021)

Decrease in cash	(223,043)	(217,035)

Cash, beginning of period	403,212	415,966
Cash, end of period	$ 180,169	$ 198,931

Supplemental Cash Flow Information
Cash paid for interest	$ 194	$ 633
Cash paid for income taxes	-	-

Non-cash investing and financing activities :
Race vehicles under construction transferred to property and equipment	$ -	$ 45,345
Purchase of vehicle in exchange for a long-term note	$ -	$ 23,935

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Corporation as of and for the year ended December 31, 2012, including notes included in the Corporation’s Form 10-K.

(2) Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3) Basic and Diluted Income (Loss) Per Share

The Corporation calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during each of the three months ended March 31, 2013 and 2012.

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

[6] Subsequent Event

On May 14, 2013, we raised $1,000 of equity when we sold 2,500,000 shares of our common shares for $0.04 per share to an accredited investor who before such transaction owned more than 5% of our common shares.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.  Demand for the Corporation's services and products are dependent on, among other things, general economic conditions that are cyclical in nature.  Inasmuch as a major portion of the Corporation's activities are the receipt of revenues from its driving school services and products, the Corporation's business operations may be adversely affected by  competitors and prolonged recessionary periods.

With the exception of losses the Corporation has incurred from operations, and the sale of stock discussed above, there   are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the corporation’s short term or long term liquidity.  Sources of liquidity both internal and external will generally come from the sale of the corporation’s services and products as well as private sales of the Corporation’s stock.

The Corporation currently has classes planned through December 2013.

Capital Resources and Source of Liquidity.   The Corporation plans to purchase or lease up to four additional cars to expand into offering “exotic car” driving experiences.  As mentioned above, we raised $100,000 in new equity capital in May 2013 to finance our plans with respect to this matter.

The Corporation believes that its cash on hand, cash generated by operations and the $100,000 discussed above will provide us with sufficient cash to meet our obligations for the remainder of the year, and it has no current plans to raise additional equity. However, if its operating results are less than anticipated it may require additional debt and/or equity financing to meet its obligations and continue its operations.

For the three months ended March 31, 2013, we acquired property and equipment for $3,866, resulting in net cash used in investing activities of $3,866 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we acquired property and equipment for $21,193, resulting in net cash used in investing activities of $21,193 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we repaid long-term debt of $1,242, resulting in net cash used for financing activities of $1,242 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we repaid long-term debt of $22,021, resulting in net cash used for financing activities of $22,021 for the three months ended March 31, 2012.

Results of Operations.

For the three months ended March 31, 2013, we had sales of $463,252, with a cost of sales and services of $230,150, resulting in a gross profit of $233,102.  We had general and administrative expenses of $442,580.  We had interest income of $77, other income of $6,123, interest expense of $1,584, and a loss on disposal of assets of $842.  As a result, we had a net loss of $205,704 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we had sales of $704,023, with a cost of sales and services of $405,975, resulting in a gross profit of $298,048.  We had general and administrative expenses of $459,688.  We had interest income of $209 and interest expenses of $633.  As a result, we had a net loss of $162,064 for the three months ended March 31, 2012.

The decrease in revenue of $240,771, or 34.2%, also had a corresponding decrease in the cost of sales and services of $175,825, or 43.3%.  The gross profit percentage increased from 42.3% for the three months ended March 31, 2012 to 50.3% for the three months ended March 31, 2013.  The decreased revenue and increased gross profit percentage is due to fewer event days resulting from the cessation of operations at Las Vegas during late 2012 as well as the expiration of the exclusive Talladega agreement, which has reduced track expenses during the three months ended March 31, 2013.

General and administrative expenses increased as a percent of revenue from 65% during the first three months of 2012 to 95% during the first three months of 2013.  This increase is due to less operating days resulting from the cessation of Las Vegas operations and the continuation of building leases through February 2013 related to Las Vegas operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: May 17, 2013

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer