Form 10-Q
period 2013-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2013-08-08
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the registrant's common stock as of

August 8, 2013:   Common Stock – 26,338,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	June 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$272,381	$403,212
Accounts receivable	6,276	22,293
Spare parts and supplies	144,259	146,255
Prepaid expenses and other current assets	69,958	41,585
Total current assets	492,874	613,345

Property and equipment, at cost, net	292,086	332,208

Other assets	6,667	6,667
Total Assets	$791,627	$952,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$5,956	$5,831
Accounts payable	73,652	150,620
Accrued expenses	136,805	123,639
Deferred revenue	905,269	1,036,816
Advance from shareholder	103,370	101,123
Total current liabilities	1,225,052	1,418,029

Long-term debt	9,553	12,377

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 and
24,510,502 issued and 26,338,852 and 23,838,852
shares outstanding	2,701	2,451
Additional paid-in capital	6,284,230	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,690,900)	(6,626,108)
Total stockholders' deficit	(442,978)	(478,186)
Total Liabilities and Stockholders' Deficit	$791,627	$952,220

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012

Sales	$948,478	$972,676	$1,411,730	$1,676,699
Cost of sales and services	412,683	479,863	642,833	885,838
Gross profit	535,795	492,813	768,897	790,861
General and administrative expenses	393,256	465,055	835,836	924,743

Income (Loss) from operations	142,539	27,758	(66,939)	(133,882)

Other income and (expense):
Interest income	45	123	122	332
Other income	-	-	6,123	-
Interest expense	(1,672)	-	(3,256)	-
Loss on disposal of assets	-	(272)	(842)	(905)
Total other income (expense), net	(1,627)	(149)	2,147	(573)

Income (loss) before taxes	140,912	27,609	(64,792)	(134,455)
Income taxes	-	-	-	-

Net income (loss)	$140,912	$27,609	$(64,792)	$(134,455)

Per share information:

Basic and diluted income (loss) per share	$0.01	$0.00	$(0.00)	$(0.01)

Weighted average shares outstanding	24,717,973	23,838,852	24,280,841	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Net cash used in operating activities	$(224,266)	$(228,936)

Cash flows from financing activities
Repayment of long-term debt	(2,699)	(28,014)
Cash received from issuance of stock	100,000	-
Net cash provided by (used in) financing activities	97,301	(28,014)

Decrease in cash and cash equivalents	(130,831)	(284,433)

Cash and cash equivalents, beginning of period	403,212	415,966
Cash and cash equivalents, end of period	$272,381	$131,533

Supplemental cash flow information:
Cash paid for interest	$1,010	$332
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Race vehicles under construction transferred to property
and equipment	$-	$45,345
Purchase of vehicle in exchange for a long-term note	$-	$23,935

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2012, including notes included in the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the three or six month periods ended June 30, 2013 and 2012.

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

(6)

Sale of Common Stock

On May 14, 2013 we sold 2,500,000 shares of common stock to an accredited investor who owned 5% of our common shares prior to the sale.  The sale occurred at $0.04 per share for total proceeds of $100,000.

(7)       Subsequent Event

During July 2013 the Company purchased an exotic race vehicle with a $16,000 down payment and the remaining $125,000 financed over 60 months at an interest rate of 4.99%.

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

For the six months ended June 30, 2013, we spent $3,866 on the acquisition of property and equipment.  As a result, we had net cash used in investing activities of $3,866 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we spent $27,483 on the acquisition of property and equipment.  As a result, we had net cash used in investing activities of $27,483 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we spent $2,699 on the repayment of long-term debt and received $100,000 from cash received from issuance of stock.  As a result, we had net cash provided by financing activities of $97,301 for the six months ended June 30, 2013

For the six months ended June 30, 2012, we spent $28,014 on the repayment of long-term debt.  As a result, we had net cash used in financing activities of $28,014 for the six months ended June 30, 2012.

Results of Operations.

For the three months ended June 30, 2013, we had sales of $948,478.  The cost of sales and services was $412,683, resulting in a gross profit of $535,795.  We had general and administrative expenses of $393,256.  We had interest income of $45, and interest expense of $1,672.  As a result, we had net income of $140,912 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we had sales of $972,676.  The cost of sales and services was $479,863, resulting in a gross profit of $492,813.  We had general and administrative expenses of $465,055.  We had interest income of $123 and a loss on the disposal of assets of $272.  As a result, we had net income of $27,609 for the three months ended June 30, 2012.

The $113,303 increase in net income for the three months ended June 30, 2013 compared to the same period of 2012 was primarily the result of decreased cost of sales and decreased general and administrative expenses during the three months ended June 30, 2013.  While our sales decreased by $24,198, or 2.5%, between June 30, 2012 and 2013, our cost of sales decreased by $67,180, or 14.0%.  Also, our general and administrative expenses decreased by $71,799, or 15.4% during this same period.  Both of these decreases are a result of fewer track days in the three months ended June 30, 2013 compared to the same period of 2012, resulting in fewer track related expenses, as well as the cessation of Las Vegas operations in late 2012.

For the six months ended June 30, 2013, we had sales of $1,411,730.  The cost of sales and services was $642,833, resulting in a gross profit of $768,897.  We had general and administrative expenses of $835,836.  We had interest income of $122, other income of $6,123, interest expense of $3,256, and a loss on disposal of assets of $842.  As a result, we had a net loss of $64,792 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we had sales of $1,676,699.  The cost of sales and services was $885,838, resulting in a gross profit of $790,861.  We had general and administrative expenses of $924,743.  We had interest income of $332 and a loss on the disposal of assets of $905, resulting in a net loss of $134,455 for the six months ended June 30, 2012.

The decrease in revenue of $264,969, or 15.8%, resulted from fewer race days and allowed a corresponding decrease in the cost of sales and services of $243,005, or 27.4%.  The gross profit percentage increased from 47.2% for the six months ended June 30, 2012 to 54.5% for the six months ended June 30, 2013.  The decreased revenue and increased gross profit percentage is due to fewer event days resulting from the cessation of operations at Las Vegas during late 2012 as well as the expiration of the exclusive Talladega agreement, which has reduced track expenses during the six months ended June 30, 2013.

General and administrative expenses increased as a percent of revenue from 55.2% during the six months ended June 30, 2012 to 59.2% during the six months ended June 30, 2013.  This increase is due to lower revenue resulting from less operating days and the cessation of Las Vegas operations and certain costs remaining due to the continuation of building leases through February 2013 related to Las Vegas operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 8, 2013

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer