Form 10-Q
period 2013-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2013-11-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

November 14, 2013:   Common Stock – 26,338,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 61,063	$ 403,212
Accounts receivable	11,546	22,293
Spare parts and supplies	144,259	146,255
Prepaid expenses and other current assets	96,031	41,585
Total current assets	312,899	613,345

Property and equipment, at cost, net	407,438	332,208

Other assets	6,667	6,667
Total Assets	$ 727,004	$ 952,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 28,781	$ 5,831
Accounts payable	135,141	150,620
Accrued expenses	129,588	123,639
Deferred revenue	788,283	1,036,816
Advance from shareholder	104,494	101,123
Total current liabilities	1,186,287	1,418,029

Long-term debt	106,566	12,377

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 and
24,510,502 issued and 26,338,852 and 23,838,852
shares outstanding	2,701	2,451
Additional paid-in capital	6,284,230	6,184,480
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,813,771)	(6,626,108)
Total stockholders' deficit	(565,849)	(478,186)
Total Liabilities and Stockholders' Deficit	$ 727,004	$ 952,220

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012

Sales	$ 600,153	$1,001,125	$2,011,883	$2,677,824
Cost of sales and services	344,147	542,607	986,980	1,428,445
Gross profit	256,006	458,518	1,024,903	1,249,379

General and administrative expenses	376,724	382,887	1,212,560	1,307,630

Income (loss) from operations	(120,718)	75,631	(187,657)	(58,251)

Other income and (expense):
Interest income	12	47	134	379
Other income	631	22,453	6,754	22,453
Interest expense	(2,796)	(226)	(6,052)	(1,131)
Loss on disposal of assets	-	-	(842)	-
	(2,153)	22,274	(6)	21,701

Net income (loss)	$(122,871)	$ 97,905	$(187,663)	$(36,550)

Per share information:

Basic and diluted income (loss) per share	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average shares outstanding	26,338,852	23,838,852	24,974,383	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Net cash used in operating activities	$ (414,159)	$ (160,439)

Cash used in investing activities -
Acquisition of property and equipment	(20,129)	(37,483)

Cash flows from financing activities:
Repayments of long-term debt	(7,861)	(29,419)
Cash received from issuance of stock	100,000	-
Net cash provided by (used in) financing activities	92,139	(29,419)

Decrease in cash and cash equivalents	(342,149)	(227,341)

Cash and cash equivalents, beginning of period	403,212	415,966

Cash and cash equivalents, end of period	$ 61,063	$ 188,625

Supplemental cash flow information:
Cash paid for interest	$ 6,052	$ 1,131
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Race vehicles under construction transferred to property and
equipment	$ 6,052	$ 45,345
Purchase of vehicle in exchange for a long-term note	$ 125,000	$ 23,935

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

(1)

Basis of Presentation and Liquidity

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX.   As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At September 30, 2013, we have stockholder and working capital deficits, as well as minimal cash.   Although a portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year we anticipate that we will l need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. We are implementing a new advertising strategy and are also planning to purchase certain video equipment which will allow us to retain a higher percentage of the revenues associated with videos. Finally, if the need arises, we anticipate that we may be able to raise additional funds from existing shareholders.  However there can be no assurance that our plans will be successful in which case we would have difficulty meeting our obligations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2012, including notes included in the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the three or nine month periods ended September 30, 2013 and 2012.

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

Long-term Debt

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

Capital Resources and Source of Liquidity.  Because of our net loss in the first nine months ended September 30, 2013, we used cash of approximately $414,000 to finance our operations.

For the nine month periods ended September 30, 2013 and 2012, we spent $20,129 and $37,483, respectively for the acquisition of property and equipment.

For the nine month periods ended September 30, 2013 and 2012, we repaid $7,861 and $29,419, respectively of long-term debt.  In addition, in May 2013, we received $100,000 from the issuance of stock under a private placement with an existing stockholder.

Because we have minimal cash and a significant working capital deficit at September 30, 2012, we anticipate that we will need to generate additional capital (either through positive  results of operations or debt or equity infusion(s)) to meet our obligations for the next year.

Results of Operations.

For the three months ended September 30, 2013, we earned sales revenues of $600,153.  Our cost of sales and services was $344,147, resulting in a gross profit of $256,006.  We paid general and administrative expenses of $376,724 and interest expenses of $2,796.  We earned interest income of $12 and other income of $631.  As a result, we had a net loss of $122,871 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we earned sales revenues of $1,001,125.  Our cost of sales and services was $542,607, resulting in a gross profit of $458,518.  We paid general and administrative expenses of $382,887 and paid interest expenses of $226.  We earned interest income of $47 and other income of $22,453.  As a result, we had net income of $97,905 for the three months ended September 30, 2012.

The $220,776 decrease in net income for the three months ended September 30, 2013 compared to the same period of 2012 was primarily the result of decreased sales and other income.  The ratio of cost of sales and services to our sales has increased slightly, with a ratio of 57.3% for the three months ended September 30, 2013, and a ratio of

54.2% for the three months ended September 30, 2012, due to a decrease in revenue and certain fixed costs remaining consistent.  Our sales decreased by $400,972, or 40.1%, between the three months ended September 30, 2013 and 2012.  This sales decrease is due to fewer track days in the three months ended September 30, 2013 compared to the same period of 2012.

For the nine months ended September 30, 2013, we had sales revenue of $2,011,883.  Our cost of sales and services was $986,980, resulting in a gross profit of $1,024,903.  We paid general and administrative expenses of $1,212,560, interest expenses of $6,052, and recorded a loss on the disposal of assets of $842.  We earned interest income of $134 and other income of $6,754.  As a result, we had a net loss of $187,663 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we had sales revenue of $2,677,824.  Our cost of sales and services was $1,428,445, resulting in a gross profit of $1,249,379.  We paid general and administrative expenses of $1,307,630 and an interest expense of $1,131.  We earned interest income of $379 and other income of $22,453.  As a result, we had a net loss of $36,550 for the nine months ended September 30, 2012.

The decrease in revenue of $665,941, or 24.9%, resulted from fewer race days.  Our ratio of cost of sales and services to sales decreased slightly to 49.1% for the nine months ended September 30, 2013 compared to 53.3% for the nine months ended September 30, 2012.  Our general and administrative expenses decreased by $95,070, or 7.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  This decrease is due to reduced expenses relating to Las Vegas operations as such operations were discontinued in late 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2013

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer