Form 10-K
period 2013-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2014-03-31
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $1,339,096.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2014 was 26,338,852 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Dale Jarrett Racing Adventure, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

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

The Company currently owns 20 racecars.  These racecars are classified as stock cars and are equipped for oval or round tracks only.  They are fully loaded with race engines, six point harnesses, neck and head restraints, communications, track specific gears and complete safety cages. We have negotiated terms with over forty racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

Products and Services.  The Company offers various types of ride or drive programs for individuals and corporations.  The "Qualifier" is a three lap ride with a professional driver which lasts about five minutes, depending on the length of the track.  The "Season Opener" is a half day training class culminating in the student driving ten laps.  The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving 20 or 30 laps, respectively.  The “Advanced Stock Car Adventure” is a full day 60 lap class.  The main purpose of each event is the thrill of actually driving the race car.

The operation is similar to that of a traveling show in that we transport the stock cars, the mechanics, the sales staff and the instructors from event to event.

Staffing costs are approximately $15,000 per month at the Talladega hub.  We own a Miller Semi Tractor Trailer to haul the cars from track to track.  The transporting of staff to the event and their food and lodging costs average $4,000 per day.  We are required to maintain a minimum of $5,000,000 of liability insurance, worker’s compensation and property and casualty insurance.

The Company also offers a number of add-on sale items, including CDs from its Adventure Cam located in the car, clothing, souvenirs and photography.

Vendor Agreement.  During 2009, we entered into an agreement with a vendor, who provides video equipment and video recording services, which enables us to sell video recordings to our students.  Under the agreement, we were entitled to a 60% allocation of revenue for all video products and services sold through December 31, 2011.  Beginning

January 1, 2012, the agreement was extended through December 31, 2013 and amended to provide for payments by us to the vendor of $30 for driving adventures, and $11 for riding adventures for which the recording is purchased by the student.  This agreement was not renewed for 2014.

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

During October 2012, and again during January 2014, we entered into a new usage agreement with Talladega Superspeedway, LLC for 2013 and 2014, respectively, with no exclusivity and no minimum racing days.

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

Competition.  The driving schools industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location.  There is one well-established market leader, Richard Petty Driving Experience, that is nationally recognized and which possesses substantially greater financial, marketing personnel and other resources than us.  There are also a small number of local or regional schools.  Virtual reality driving experiences are also becoming more realistic and a growing competitor.   It is also likely that other competitors will emerge in the near future.  There is no assurance that we will compete successfully with other established driving schools.  We will continue to compete on the basis of availability, price, service, quality and location.  Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees.  The Company employs two full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of our marketing plan.  Each active location has up to 25 contract personnel including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.  Additional employees or independent contractors will be obtained as required.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant’s executive offices, which consist of 2,000 square feet, are located at 116 3rd Street NW, Suite 302, Hickory, North Carolina.  We entered into the lease for this building on November 1, 2012.  The lease requires a monthly payment of $1,800 and expires October 31, 2014.  Future minimum payments under this lease agreement are as follows: $18,000 in 2014.  Also during 2012, we entered into a lease for 6,836 square feet of office and warehouse space in Las Vegas, NV.  The lease required a monthly payment of $1,510 and expired February 28, 2013.

The registrant’s former executive offices consisted of 1,500 square feet and were located at 1313 10th Avenue Lane, SE, Hickory, North Carolina.  In October 2009, the registrant entered into an operating lease for use of this office space.  The lease required a monthly payment of $1,830 and expired in November, 2012.

The registrant also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense under all operating leases amounted to $67,943 and $94,081 for the years ended December 31, 2013 and 2012, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any litigation pending or threatened by or against Dale Jarrett Racing Adventure.

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

Quarter Ended	High Bid	Low Bid
3/31/13	0.10	0.05
6/30/13	0.07	0.04
9/30/13	0.14	0.04
12/31/13	0.06	0.02

3/31/12	0.05	0.03
6/30/12	0.05	0.02
9/30/12	0.08	0.02
12/30/12	0.08	0.04

b)  Holders.  At March 20, 2014, there were approximately 167 shareholders of the Company.

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

During 2013 and 2012 we repurchased no shares of our common stock.

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

We currently have classes planned through December 2014.

Capital and Source of Liquidity.  The Company has expanded the racecars we currently run on the racetracks to include exotic racecars as well.

We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2014.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2013, we spent $24,900 on additions to racecars under construction, and we spent $20,129 on the acquisition of property and equipment.  As a result, we spent $45,029 on investing activities for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we spent $19,912 on additions to racecars under construction, and we spent $42,181 on the acquisition of property and equipment.  As a result, we spent $62,093 on investing activities for the year ended December 31, 2012.

For the year ended December 31, 2013, we received proceeds of $100,000 from the sale of common stock and repaid long-term debt of $14,898.  As a result, we had net cash provided by financing activities of $85,102 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we received proceeds from a shareholder advance of $100,000 and we repaid long-term debt of $30,962.  As a result, we had net cash provided by financing activities of $69,038 for the year ended December 31, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the year ended December 31, 2013, we had sales of $2,669,868, which represents a 23.3% decrease from the 2012 sales of $3,481,607.  Revenues decreased primarily due to the closing of our expansion into Las Vegas in late 2012 and the reduction in days race schools occurred during 2013.  The cost of sales decreased 30.2% to $1,291,307 in 2013, compared to the $1,849,377 from 2012, as a result of the decreased expenses due to the closing of our expansion into Las Vegas and fewer days of race schools.  As a result, we had a gross profit of $1,378,561 in 2013, a 15.5% decrease from our gross profit of $1,632,230 in 2012.

For the year ended December 31, 2013, we had general and administrative expenses of $1,584,485, a 13.6% decrease from the general and administrative expenses of $1,834,737 for the year ended December 31, 2012.  This decrease was due to decreases in advertising, rent, travel and salaries and benefits because of the reduction of employees.  We had a loss from operations of $205,924 for 2013, compared to the $202,507 loss from operations for 2012.

For the year ended December 31, 2013, we had interest income of $139 and other income of $6,754.  We had a $8,604 loss on disposal of assets, and spent $9,293 on interest expense.  As a result, we had a net loss of $216,928 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we had interest income of $448 and other income of $22,453.  We paid interest expenses of $2,465.  As a result, we had a net loss of $182,071 for the year ended December 31, 2012.  The 19.1% increase in net loss is due largely to the decrease in other income and increase in interest expense and losses on disposal of assets during 2013 compared to 2012.

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

Liquidity

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2013.  However, a significant portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in 2014.  In addition, we believe that our 2014 general and administrative expenses will be approximately $200,000 less than such expenses in 2013. We are also implementing a new advertising strategy and have purchased certain video equipment which allows us to retain a higher percentage of the revenues associated with videos.   However there can be no assurance that our plans will be successful and/or that we will generate adequate revenues to meet our obligations, in which case we would most likely have to raise additional debt or equity capital to meet our obligations (and there can be no assurance that such capital will be available to us).  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,019,188 and $1,036,816 at December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At December 31, 2013, we believe the remaining carrying values of these assets are recoverable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dale Jarrett Racing Adventure, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheets of Dale Jarrett Racing Adventure, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

March 31, 2014

DALE JARRETT RACING ADVENTURE, INC.

BALANCE SHEETS

DECEMBER 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 388,886	$ 403,212
Accounts receivable	17,707	22,293
Spare parts and supplies	138,065	146,255
Prepaid expenses and other current assets	78,607	41,585
Total current assets	623,265	613,345

Property and equipment, at cost, net	404,476	332,208

Other assets - Racecars under construction	-	6,667

	$ 1,027,741	$ 952,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 29,131	$ 5,831
Accounts payable	214,675	150,620
Accrued and other liabilities	155,065	123,639
Deferred revenue	1,019,188	1,036,816
Advance from shareholder	105,617	101,123
Total current liabilities	1,523,676	1,418,029

Long-term debt	99,179	12,377

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 and
24,510,502 shares issued and 26,338,852 and
23,838,852 shares outstanding	2,701	2,451
Additional paid-in capital	6,284,230	6,184,480
Treasury stock, 671,650 shares at cost	(39,009)	(39,009)
Accumulated deficit	(6,843,036)	(6,626,108)
Total stockholders' deficit	(595,114)	(478,186)
	$ 1,027,741	$ 952,220

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Sales	$ 2,669,868	$ 3,481,607
Cost of sales and services	1,291,307	1,849,377
Gross profit	1,378,561	1,632,230
General and administrative expenses	1,584,485	1,834,737

Loss from operations	(205,924)	(202,507)

Other income(expense):
Interest income	138	448
Other income	6,754	22,453
Loss on disposal of property and equipment	(8,603)	-
Interest expense	(9,293)	(2,465)

Loss before income taxes	(216,928)	(182,071)
Income taxes	-	-

Net Loss	$ (216,928)	$ (182,071)

Per share information basic and diluted:

Loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	25,318,304	23,838,852

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common	Stock	Paid-in	Treasury	Stock	Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance December 31, 2011	24,510,502	$2,451	$6,184,480	671,650	$(39,009)	$(6,444,037)	$(296,115)

Net loss	-	-	-	-	-	(182,071)	$(182,071)
Balance December 31, 2012	24,510,502	2,451	6,184,480	671,650	(39,009)	(6,626,108)	(478,186)

Common stock issued for cash	2,500,000	250	99,750	-	-	-	100,000
Net loss	-	-	-	-	-	(216,928)	(216,928)
Balance December 31, 2013	27,010,502	$2,701	$6,284,230	671,650	$(39,009)	$(6,843,036)	$(595,114)

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$ (216,928)	$ (182,071)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	95,825	125,099
Interest added to shareholder loan	4,494	1,123
Loss on disposal of property and equipment	8,603	-
Changes in assets and liabilities:
Accounts receivable	4,586	46,700
Spare parts and supplies	8,190	(3,393)
Prepaid expenses and other current assets	(37,022)	39,373
Deferred revenue	(17,628)	(136,005)
Accounts payable and accrued and other liabilities	95,481	89,475
Total adjustments	162,529	162,372
Net cash used in operating activities	(54,399)	(19,699)

Cash flows from investing activities:
Additions to racecars under construction	(24,900)	(19,912)
Acquisition of property and equipment	(20,129)	(42,181)
Net cash used in investing activities	(45,029)	(62,093)

Cash flows from financing activities:
Proceeds from shareholder advance	-	100,000
Proceeds from sale of common stock	100,000	-
Repayments of long-term debt	(14,898)	(30,962)
Net cash provided by financing activities	85,102	69,038

Change in cash and cash equivalents	(14,326)	(12,754)
Cash and cash equivalents, beginning of year	403,212	415,966
Cash and cash equivalents, end of year	$ 388,886	$ 403,212

Supplemental cash flow information:
Cash paid for interest	$ 3,207	$ 2,465
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing Activities:
Property and equipment financed with long-term debt	$ 125,000	$ 23,935
Racecars under construction transferred to property and equipment	$ 31,567	$ 58,590

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

Note 1. Organization, Significant Accounting Policies and Liquidity

Dale Jarrett Racing Adventure, Inc. (referred to as “we”, “us”, “our” or the “Company”) was incorporated in Florida on November 24, 1998.  The Company offers the “NASCAR” racing school to the public.  The Company owns several “NASCAR” type racecars and has secured several racetrack locations at which it offers these services at various dates during the year.

Liquidity

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2013.  However, a significant portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in 2014.  In addition, we believe that our 2014 general and administrative expenses will be approximately $200,000 less than such expenses in 2013. We are also implementing a new advertising strategy and have purchased certain video equipment which allows us to retain a higher percentage of the revenues associated with videos. However there can be no assurance that our plans will be successful and/or that we will generate adequate revenues to meet our obligations, in which case we would most likely have to raise additional debt or equity capital to meet our obligations (and there can be no assurance that such capital will be available to us).  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the student is fixed or determinable, and collectability of the sales price is reasonably assured.  The following policies reflect specific criteria for our various revenue streams:

•

Revenue is recognized at the time the product is delivered or the service is performed.  Provision for sales returns are estimated based on the Company’s historical return experience; however sales returns have not been significant due to the nature of the services we provide.

•

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $1,019,187 and $1,036,816 at December 31, 2013 and 2012, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from students net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific student issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2013 and 2012.

Spare Parts and Supplies

Spare parts and supplies are valued at the lower of cost or market on a first in, first out basis. At December 31, 2013 and 2012 spare parts and supplies include $135,480 and $139,377, respectively, of spare parts and tires used in the racecar operations, and finished goods (which are primarily promotional items that bear our logo), of $2,585 and $6,878, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified by the Company for the years ended December 31, 2013 and 2012.

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place.  Advertising costs charged to operations were $372,419 and $462,325 for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

At December 31, 2013, our short-term financial instruments consist primarily of accounts receivable, accounts payable, accrued and other liabilities and the advance from shareholder. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  We also believe the carrying values of our note payable obligations approximate their fair values because the terms on such obligations approximate the terms at which similar obligations could currently be negotiated.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2013 and 2012, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  We monitor our positions with, and the credit quality of, the financial institutions in which we maintain cash balances and we have not experienced any losses in such accounts.  We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting.  Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.  We currently operate in a single segment and will evaluate additional segment disclosure requirements if we expand our operations.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the year ended December 31, 2013.  Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

Net Loss Per Common Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  As of December 31, 2013 and 2012, we have no dilutive shares as we experienced net losses in both years.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 2.  Property and Equipment

Property and equipment consist of the following at December 31, 2013 and 2012:

	2013	2012
Race vehicles	$644,806	$654,490
Vehicles – other	382,220	415,738
Shop and track equipment	173,739	290,548
Office furniture and equipment	54,809	54,593
Software	26,398	26,398
DJ Graphics Equipment	24,271	24,271
	1,306,243	1,466,038
Less accumulated depreciation	(901,767)	(1,133,830)
	$404,476	$332,208

Depreciation charged to operations was $95,825 and $125,099 for the years ended December 31, 2013 and 2013, respectively, of which $93,569 and $122,722 is included in cost of sales and services for those years.

Note 3. Long-term Debt

During the year ended December 31, 2012, we entered into a new debt obligation under a vehicle purchase contract having an initial outstanding principal balance of $23,935.   The vehicle purchase loan is payable in monthly installments of $543, including interest at 4.24%, through January 2016, and is collateralized by a support vehicle acquired through the financing.

During the year ended December 31, 2013, we entered into a new debt obligation under a vehicle purchase contract having an initial outstanding principal balance of $141,793.   The vehicle purchase loan is payable in monthly installments of $2,363, including interest at 4.99%, through July 2018, and is collateralized by a vehicle acquired through the financing.

Future maturities of debt total $29,131, $30,570, $26,002, $26,761 and $15,846, respectively, during 2014, 2015, 2016, 2017 and 2018.

Note 4. Stockholders’ Deficit

The following table summarizes the stock option activity during the years ended December 31, 2013 and 2012:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Term (years)
Balance at December 31, 2011	3,500,000	$0.15	2.8
Expired		-	-
Balance at December 31, 2012	3,500,000	$0.15	1.8
Expired	-	-	-
Balance at December 31, 2013	3,500,000	$0.15	0.8

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

All options outstanding were fully vested as of 2009 and no compensation cost was recognized during 2013 or 2012.  We had no exercisable options outstanding, nor did any options have intrinsic value as of December 31, 2013 or 2012, as all options carry an exercise price greater than our current stock price as of each date. In valuing our options at grant date we used a Black-Scholes model and the average expected life was calculated using the simplified method as we believe we do not have sufficient history to adequately estimate the expected term.

On May 14, 2013 we sold 2,500,000 shares of common stock to an accredited investor who owned 5% of our common shares prior to the sale.  The sale occurred at $0.04 per share for total proceeds of $100,000.

Note 5. Income Taxes

We have not provided for income taxes in 2013 or 2012 as a result of operating and tax losses.  We have net operating loss carryforwards at December 31, 2013 of approximately $4,800,000 that expire in various years through 2033.  We have fully reserved the deferred tax assets that would arise from the loss carryforwards since we are uncertain as to whether future income from operations will be available to utilize the deferred tax asset.  The approximate deferred tax asset and the related allowance are as follows:

	2013	2012
Deferred tax asset:
Tax benefit of net operating loss	$ 1,700,000	$ 1,627,000
Less valuation allowance	(1,700,000)	(1,627,000)
Net deferred tax asset	$ -	$ -

The valuation reserve increased by $73,000 in 2013 and by $54,000 in 2012.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2013 and 2012.  The sources and tax effects of the differences are as follows:

	2013	2012
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	(34)%	(34)%
Tax provision	0%	0%

Note 6. Commitments

Operating Leases

In 2011 and through November 2012, we were obligated under an operating lease for use of a building in Hickory, North Carolina.  On November 1, 2012 we entered a new operating lease in such locale, which  requires  monthly payments of $1,800 and expires October 31, 2014.  Also during 2012, we entered into a lease for office and warehouse space in Las Vegas, NV.  The lease required monthly payments of $1,510 and expired February 28, 2013.

The Company also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense under all operating leases amounted to $67,943 and $94,081 for the years ended December 31, 2013 and 2012, respectively.

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

During October 2011, we entered into an agreement with Talladega Superspeedway, LLC to allow us exclusivity during 2012 in providing stock car ride along programs and stock car driving experiences to paying students at Talladega Superspeedway.  Under the terms of the agreement, we agreed to rent a minimum of 60 days during 2012 for $438,000 payable in four payments of $109,500 due at the end of each quarter during 2012.  We also were required to pay Talladega Superspeedway the greater of a set amount of each experience provided or 20% of all DJRA revenues on five designated racing days at the track.

In October 2012, and again in January 2014, we entered new usage agreements with Talladega Superspeedway, LLC for 2013 and 2014, respectively, with no exclusivity and no minimum racing days.

Note 7.  Other Related Party Transaction

During 2012 we received a $100,000 advance from a shareholder accruing interest at 5% per year with no payment terms specified.  As of December 31, 2013 none of the principal had been paid and the note balance included accrued interest of $5,617.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Mr. Shannon is a full time employee of the Company.

The executive officers and directors are:

Name	Position	Term(s) of Office
Timothy B. Shannon, age 51	President, Director	Inception to Present
Chief Executive Officer
	Chief Financial Officer	June 1, 2005 to present

Ronda Robertson, Age __	Chief Operating Officer	Inception to Present

Glenn Jarrett, Age 61	Vice President	Inception to Present
Director

Kenneth J. Scott, age 58	Director	January 26, 2007 to present

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

Glenn Jarrett.  Mr. Jarrett has been a Director of the Company since its inception.  Mr. Jarrett works as an auto racing announcer and consultant.  Mr. Jarrett has been a senior motorsports announcer on radio since 1991.  He is a motorsports announcer (Pits) at contracted events and is the co-producer and co-host of the “World of Racing” radio program on MRN radio which airs weekdays.   Mr. Jarrett has an extensive background in auto racing.   He drove in the NASCAR Busch Series from 1982 to 1988 and ran a total of 18 NASCAR Winston Cup Races from 1977 to 1983.   Mr. Jarrett is the acting consultant and marketing coordinator for DAJ Racing, Inc. and has been a guest speaker at many auto racing and related functions.  Mr. Jarrett graduated from the University of North Carolina in 1972 with a Bachelor of Science degree in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	2013	161,150	-	-	20,000	181,150
CEO, CFO	2012	150,000	-	-	17,873	167,873
Ronda Robertson	2013	103,772	-	-	-	103,772
COO	2012	103,597	-	-	-	103,597

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

Option Awards

Outstanding Equity Awards at December 31, 2013

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
Timothy B. Shannon	2,000,000/ 2,000,000	2,000,000	0.15	Oct. 21, 2014

DIRECTOR COMPENSATION FOR 2013

The following table sets forth the compensation to our directors for 2013:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	20,000	-	-	-	20,000
Glenn Jarrett	-	-	-	-	-
Ken Scott	-	-	-	-	-

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

Shareholdings at March 31, 2014

Name and Address of Beneficial Owner	Number & Class (1) of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class (2)
Timothy B. Shannon	3,983,333 (1)	15.12%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Glenn Jarrett	1,900,000 (3)	7.21%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Ronda Robertson	400,000	1.52%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Ned Jarrett	1,000,000	3.80%
3182 Ninth Tee Drive
Newton, NC 28658

Dale Jarrett	1,500,000	5.70%
3182 Ninth Tee Drive
Newton, NC 28658

Brett Favre	1,500,000	5.70%
132 Westover Drive
Hattiesburg, MS 39402

Kenneth J. Scott	925,571 (4)	3.51%
c/o Dale Jarrett Racing Adventure, Inc.
116 3rd Street NW, Suite 302
Hickory, NC 28601

Robert Brooks	2,500,000	9.49%
9 Prospect Avenue
Port Washington, NY 11050

(1)  Includes 1,983,333 common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

(2)  The percentages are based upon 26,338,852 outstanding common shares.

 (3)  Includes 900,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Glenn Jarrett.

(4)  Includes 425,571 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Kenneth J. Scott	925,571 (2)	3.51% (3)
Ronda Robertson	400,000	1.52%
Glenn Jarrett	1,900,000 (4)	7.21% (5)
Timothy B. Shannon	3,983,333 (6)	15.12% (7)
All directors and executive officers as a group (4 persons)	7,208,084 (8)	27.37% (9)

(1)  The address for each of the persons listed above is c/o Dale Jarrett Racing Adventure, Inc., 116 3rd Street NW, Suite 302, Hickory, NC 28601.

(2)  Includes 425,571 common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

(3)  The percentage is based upon 26,338,852 issued and outstanding common shares and immediately exercisable options to purchase 500,000 common shares by Mr. Scott.

(4)  Includes 900,000 common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Jarrett.

(5)  The percentage is based upon 26,338,852 issued and outstanding common shares and immediately exercisable options to purchase 1,000,000 common shares by Mr. Glenn Jarrett.

(6)  Includes 1,983,333 common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

(7)  The percentage is based upon 26,338,852 issued and outstanding common shares and immediately exercisable options to purchase 2,000,000 common shares by Mr. Shannon.

(8)  Includes 3,208,904 common shares and immediately exercisable option to purchase 3,500,000 common shares by the four named directors and officers.

(9)  The percentage is based upon 26,338,852 issued and outstanding common shares and immediately exercisable options to purchase 3,500,000 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2012 we received a $100,000 advance from a shareholder accruing interest at 5% per year with no payment terms specified.  As of December 31, 2013 none of the principal had been paid and the note balance included accrued interest of $5,617.

Director Independence.  The Company’s board of directors consists of Timothy Shannon, Glenn Jarrett and Kenneth Scott.  None of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $28,100 and $28,000, respectively, to Kingery & Crouse, P.A. during 2013 and 2012, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kingery & Crouse, P.A. for the years ended December 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kingery & Crouse, P.A. during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Timothy B. Shannon	CEO/CFO	March 31, 2014
Controller/ Director

/s/Ronda Robertson	COO	March 31, 2014

/s/Kenneth J. Scott	Director	March 31, 2014

/s/Glenn Jarrett	Director	March 31, 2014
Vice President