Form 10-Q
period 2014-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2014-05-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

May 14, 2014:   Common Stock – 26,338,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11

SIGNATURES	12

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 242,533	$ 388,886
Accounts receivable	25,306	17,707
Spare parts and supplies	140,486	138,065
Prepaid expenses and other current assets	57,549	78,607
Total current assets	465,874	623,265

Property and equipment, at cost, net	381,868	404,476
Total Assets	$ 847,742	$ 1,027,741
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 29,484	$ 29,131
Accounts payable	83,131	214,675
Accrued expenses	147,079	155,065
Deferred revenue	1,024,685	1,019,188
Advance from shareholder	106,740	105,617
Total current liabilities	1,391,119	1,523,676

Long-term debt	91,625	99,179

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 shares
issued and 26,338,852 shares outstanding	2,701	2,701
Additional paid-in capital	6,284,230	6,284,230
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,882,924)	(6,843,036)
Total stockholders' deficit	(635,002)	(595,114)
Total Liabilities and Stockholders' Deficit	$ 847,742	$ 1,027,741

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Sales	$ 538,266	$ 463,252
Cost of sales and services	276,209	230,150
Gross profit	262,057	233,102

General and administrative expenses	298,408	442,580

Income (Loss) from operations	(36,351)	(209,478)

Other income and (expense):
Interest income	667	77
Other income	-	6,123
Interest expense	(4,204)	(1,584)
Loss on disposal of assets	-	(842)
Total other income (expense), net	(3,537)	3,774

Net income (loss)	$ (39,888)	$ (205,704)

Per share information:

Basic and diluted income (loss) per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding	26,338,852	23,838,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Net cash used in operating activities	$ (139,152)	$ (217,935)

Cash flows used in investing activities
Acquisition of property and equipment	-	(3,866)

Cash flows from financing activities:
Repayment of long-term debt	(7,201)	(1,242)

Decrease in cash and cash equivalents	(146,353)	(223,043)

Cash and cash equivalents, beginning of period	388,886	403,212

Cash and cash equivalents, end of period	$ 242,533	$ 180,169

Supplemental cash flow information:
Cash paid for interest	$ 3,081	$ 194
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(1)

Basis of Presentation and Liquidity

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX.   As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal, recurring adjustments) considered necessary for a fair presentation have been included.

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At March 31, 2014, we have stockholder and working capital deficits, as well as minimal cash.   Although a portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year, we anticipate we will  need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. We have reduced our general and administrative expenses significantly since March 31, 2013 and implemented a new advertising strategy. Finally, if the need arises, we anticipate that we may be able to raise additional funds from existing shareholders.  However there can be no assurance that our plans will be successful in which case we would have difficulty meeting our obligations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2013, including notes, filed with  the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during either of the three month periods ended March 31, 2014 and 2013.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operation and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.   Depreciation expense approximated $23,000 and $22,000 during the respective three month periods ended March 31, 2014 and 2013.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.  Demand for the Company’s services and products are dependent on, among other things, general economic conditions that are cyclical in nature.  Inasmuch as a major portion of the Company's activities are the receipt of revenues from its driving school services and products, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.  The Company currently has classes planned through December 2014.

Capital Resources and Source of Liquidity.  We used cash of $146,353 to finance our operating activities during the first quarter of 2014.  The use of cash was primarily a result of us significantly reducing our balance of accounts payable.

For the three month periods ended March 31, 2014 and 2013, we used cash of $0 and $3,866, respectively for the acquisition of property and equipment.

For the three month periods ended March 31, 2014 and 2013, we used cash of $7,201 and $1,242, respectively to repay long-term debt.

Because we have minimal cash and a significant working capital deficit at March 31, 2014, we anticipate that we will need to generate additional capital (either through positive  results of operations or debt or equity infusion(s)) to meet our obligations for the next year.

Results of Operations.

For the three months ended March 31, 2014, we earned sales revenues of $538,266.  Our cost of sales and services was $276,209, resulting in a gross profit of $262,057.  We incurred general and administrative expenses of $298,408 and interest expenses of $4,204.  We earned interest income of $667.  As a result, we had a net loss of $39,888 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we earned sales revenues of $463,252.  Our cost of sales and services was $230,150, resulting in a gross profit of $233,102.  We paid general and administrative expenses of $442,580 and paid interest expenses of $1,584.  We earned interest income of $77 and other income of $6,123.  We had a loss on disposal of assets of $842.  As a result, we had a net loss of $205,704 for the three months ended March 31, 2013.

The $165,816 reduction in loss for the three months ended March 31, 2014 compared to the same period of 2013 was primarily the result of a reduction in general and administrative expenses of $144,172 resulting from various cost-cutting measures we implemented.   The ratio of cost of sales and services to our sales has increased slightly, with a ratio of 51.3% for the three months ended March 31, 2014, and a ratio of 49.7% for the three months ended March 31, 2013.  Our sales increased by $75,014, or 16.2%, between the three month periods ended March 31, 2014 and 2013.  This sales increase was due to an increase in events run during the period.

General and administrative expenses decreased $144,172, or 32.6%, in the three months ended March 31, 2014 compared to the same period of 2013.  These expenses decreased as a percent of sales from 95.5% during the three months ended March 31, 2013 to 55.4% during the three months ended March 31, 2014.  The decrease is due to cost cutting measures implemented by the Company in advertising, maintenance, payroll, professional fees and rent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 14, 2014

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer