Form 10-Q
period 2014-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2014-08-14
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

August 14, 2014:   Common Stock – 26,338,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 121,686	$ 388,886
Accounts receivable	22,231	17,707
Spare parts and supplies	139,679	138,065
Prepaid expenses and other current assets	40,806	78,607
Total current assets	324,402	623,265

Property and equipment, at cost, net	359,260	404,476
Total Assets	$ 683,662	$ 1,027,741
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 29,842	$ 29,131
Accounts payable	106,206	214,675
Accrued expenses	167,130	155,065
Deferred revenue	753,223	1,019,188
Advance from shareholder	107,864	105,617
Total current liabilities	1,164,265	1,523,676

Long-term debt	85,060	99,179

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 issued
and 26,338,852 shares outstanding	2,701	2,701
Additional paid-in capital	6,284,230	6,284,230
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,813,585)	(6,843,036)
Total stockholders' deficit	(565,663)	(595,114)
Total Liabilities and Stockholders' Deficit	$ 683,662	$ 1,027,741

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013

Sales	$ 736,122	$ 948,478	$ 1,274,388	$ 1,411,730
Cost of sales and services	334,956	412,683	611,165	642,833
Gross profit	401,166	535,795	663,223	768,897

General and administrative expenses	326,469	393,256	624,877	835,836

Income (Loss) from operations	74,697	142,539	38,346	(66,939)

Other income and (expense):
Interest income	22	45	689	122
Other income	-	-	-	6,123
Interest expense	(5,380)	(1,672)	(9,584)	(3,256)
Loss on disposal of assets	-	-	-	(842)
Total other income (expense), net	(5,358)	(1,627)	(8,895)	2,147

Net income (loss)	$ 69,339	$ 140,912	$ 29,451	$ (64,792)

Per share information:

Basic and diluted income (loss) per share	$ 0.00	$ 0.01	$ 0.00	$ (0.00)

Weighted average shares outstanding	26,338,852	24,717,973	26,338,852	24,280,841

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Net cash used in operating activities	$ (253,792)	$ (224,266)

Cash flows used in investing activities
Acquisition of property and equipment	-	(3,866)

Cash flows from financing activities:
Repayment of long-term debt	(13,408)	(2,699)
Cash received from issuance of stock	-	100,000
Net cash provided by (used in) financing activities	(13,408)	97,301

Decrease in cash and cash equivalents	(267,200)	(130,831)

Cash and cash equivalents, beginning of period	388,886	403,212

Cash and cash equivalents, end of period	$ 121,686	$ 272,381

Supplemental cash flow information:
Cash paid for interest	$ 7,337	$ 1,010
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At June 30, 2014, we have stockholder and working capital deficits, as well as minimal cash.   Although a portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year we anticipate  we will need to continue to generate  positive results of operations  to meet our obligations during such period. We have reduced numerous general and administrative expenses since June 30, 2013 and have implemented additional overhead reductions subsequent to June 30, 2014 that we believe will further reduce general and administrative expenses by approximately $100,000 on an annual basis. As such, and because we believe revenues for the next year will remain relatively consistent with the first six months of the year, we believe we will have the requisite resources to continue to pay our operating and other obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during either of the three month periods ended June 30, 2014 and 2013.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operations and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  Depreciation expense approximated $22,000 and $45,000, and $21,000 and $43,000, during the respective three and six month periods ended June 30, 2014 and 2013.

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

Capital Resources and Source of Liquidity.  We used cash of $253,792 to finance our operating activities during the six months ended June 30, 2014.  The use of cash was primarily a result of us significantly reducing our balance of accounts payable and paying of expenses related to converting deferred revenue to earned revenue.

For the six months ended June 30, 2014 and 2013, we used cash of $0 and $3,866, respectively for the acquisition of property and equipment.

For the six months ended June 30, 2014, we used $13,408 to repay long-term debt.  For the six months ended June 30, 2013, we used $2,699 to repay long-term debt and received $100,000 from the issuance of stock.

Because we have minimal cash and a significant working capital deficit at June 30, 2014, we anticipate that we will need to generate additional capital (either through positive  results of operations or debt or equity infusions) to meet our obligations for the next year.

Results of Operations.

For the three months ended June 30, 2014, we had sales of $736,122.  Our cost of sales and services was $334,956, resulting in a gross profit of $401,166.  We incurred general and administrative expenses of $326,469.  We earned interest income of $22 and incurred interest expenses of $5,380.  As a result, we had a net income of $69,339 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we had sales of $948,478.  Our cost of sales and services was $412,683, resulting in a gross profit of $535,795.  We incurred $393,256 in general and administrative expenses.  We earned interest income of $45, and incurred interest expenses of $1,672.  As a result, we had a net income of $140,912 for the three months ended June 30, 2013.

The $71,573 reduction in net income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily the result of decreased income during the three months ended June 30, 2014.  We earned $212,356, or 22.4%, less during the three months June 30, 2014 due to decreased class days and laps, and had a corresponding decrease in our cost of sales and services of $77,727, or 18.8%.  Our general and administrative expenses decreased by $66,787, or 17% largely due to decreased advertising costs.  As a result, we had a net income decrease of 50.8%.

For the six months ended June 30, 2014, we had sales of $1,274,388.  Our cost of sales and services was $611,165, resulting in a gross profit of $663,223.  We incurred general and administrative expenses of $624,877.  We earned $689 in interest income, and incurred $9,584 in interest expenses.  As a result, we had a net income of $29,451 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we had sales of $1,411,730.  Our cost of sales and services was $642,833, resulting in a gross profit of $768,897.  We paid general and administrative expenses of $835,836.  We earned interest income of $122 and other income of $6,123.  We paid interest expenses of $3,256 and had a loss on disposal of assets of $842.  As a result, we had a net loss of $64,792 for the six months ended June 30, 2013.

The net income for the Company increased by $94,243 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This increase is primarily the result of reduced general and administrative expenses.  Our revenues decreased by $137,342, or 9.7%, and our cost of sales and services decreased by $31,668, or 4.9%.  Our general and administrative expenses decreased by $210,959, or 25.2%.  Our decreased sales revenue was primarily the result of a decrease in class days and laps during the period.  The decrease in general and administrative expenses is the result of cost cutting measures implemented by the Company in advertising, maintenance, payroll, professional fees and rent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2014

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer