Form 10-Q
period 2014-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2014-11-19
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes-  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of

November 19, 2014:   Common Stock – 27,010,502

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 73,628	$ 388,886
Accounts receivable	15,215	17,707
Spare parts and supplies	139,679	138,065
Prepaid expenses and other current assets	35,560	78,607
Total current assets	264,082	623,265

Property and equipment, at cost, net	336,652	404,476
Total Assets	$ 600,734	$ 1,027,741
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 30,203	$ 29,131
Accounts payable	73,289	214,675
Accrued expenses	220,659	155,065
Deferred revenue	646,094	1,019,188
Advance from shareholder	108,987	105,617
Total current liabilities	1,079,232	1,523,676

Long-term debt	77,346	99,179

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized, 27,010,502 issued
and 26,338,852 shares outstanding	2,701	2,701
Additional paid-in capital	6,285,541	6,284,230
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(6,805,077)	(6,843,036)
Total stockholders' deficit	(555,844)	(595,114)
Total Liabilities and Stockholders' Deficit	$ 600,734	$ 1,027,741

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013

Sales	$ 622,655	$ 600,153	$1,897,044	$2,011,883
Cost of sales and services	297,831	344,147	908,996	986,980
Gross profit	324,824	256,006	988,048	1,024,903

General and administrative expenses	313,693	376,724	938,571	1,212,560

Income (Loss) from operations	11,131	(120,718)	49,477	(187,657)

Other income and (expense):
Interest income	13	12	702	134
Other income	411	631	411	6,754
Interest expense	(3,047)	(2,796)	(12,631)	(6,052)
Loss on disposal of assets	-	-	-	(842)
Total other income (expense), net	(2,623)	(2,153)	(11,518)	(6)

Net income (loss)	$ 8,508	$ (122,871)	$ 37,959	$ (187,663)

Per share information:

Basic and diluted income (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)

Weighted average shares outstanding	26,338,852	26,338,852	26,338,852	24,974,383

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Net cash used in operating activities	$ (295,808)	$ (414,159)

Cash flows used in investing activities
Acquisition of property and equipment	-	(20,129)

Cash flows from financing activities:
Repayment of long-term debt	(20,761)	(7,861)
Cash proceeds from capital contribution	1,311	-
Cash received from issuance of stock	-	100,000
Net cash (used in) financing activities	(19,450)	92,139

Decrease in cash and cash equivalents	(315,258)	(342,149)

Cash and cash equivalents, beginning of period	388,886	403,212

Cash and cash equivalents, end of period	$ 73,628	$ 61,063

Supplemental cash flow information:
Cash paid for interest	$ 9,261	$ 6,052
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Race vehicles under construction transferred to property and
equipment	$ -	$ 6,667
Purchase of vehicle in exchange for a long-term note	$ -	$ 125,000

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At September 30, 2014, we have stockholder and working capital deficits, as well as minimal cash.   Although a portion of our liabilities (i.e. the shareholder advance, $50,000 of accrued expenses and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year we will need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. We have reduced our general and administrative expenses significantly since September 30, 2013 and have also reduced the number of days that we are racing the cars (which will result in a reduction of overall revenues but an increase in revenues per day raced). Because of this, and although we anticipate revenues could be less in the next twelve months than they were for the period October 1, 2013 to September 30, 2014, we believe we will have the requisite resources to continue to pay our operating and other obligations for the next year. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during either of the three month periods ended September 30, 2014 and 2013.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operations and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  Depreciation expense approximated $23,000 and $26,000, and $68,000 and $69,000, during the respective three and nine month periods ended September 30, 2014 and 2013.

(6)

Employment Agreement

During August 2014 the Company entered into an employment agreement with a new officer.  The employment agreement is for a term of one year and includes a $30,000 salary and the issuance of 1,000,000 non-forfeitable common shares of the Company, valued at $50,000 based on the trading price of the shares on the date of grant/employment.  The shares will be issued in a lump sum and were expensed upon execution of the employment agreement and recorded as a liability at September 30, 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.  Demand for the Company’s services and products are dependent on, among other things, general economic conditions that are cyclical in nature.  Inasmuch as a major portion of the Company's activities are the receipt of revenues from its driving school services and products, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.  The Company currently has classes planned through December 2015.

Capital Resources and Source of Liquidity.  We used cash of $294,497 to finance our operating activities during the nine months ended September 30, 2014.  The use of cash was primarily a result of us significantly reducing our balance of accounts payable and paying of expenses related to converting deferred revenue to earned revenue.

For the nine months ended September 30, 2014 and 2013, we used cash of $0 and $20,129, respectively for the acquisition of property and equipment.

For the nine months ended September 30, 2014, we used $20,761 to repay long-term debt.  For the nine months ended September 30, 2013, we used $7,861 to repay long-term debt and received $100,000 from the issuance of stock.

Because we have minimal cash and a significant working capital deficit at September 30, 2014, we anticipate that we will need to generate additional capital (either through positive  results of operations or debt or equity infusions) to meet our obligations for the next year.

Results of Operations.

For the three months ended September 30, 2014, we had sales of $622,655.  Our cost of sales and services was $297,831, resulting in a gross profit of $324,824.  We incurred general and administrative expenses of $313,693 (including $50,000 of non-cash stock based compensation).  We earned interest income of $13 and other income of $411. We incurred interest expenses of $3,047.  As a result, we had a net income of $8,508 for the three months ended September 30, 2014.

Comparatively, for the three months ended September 30, 2013, we had sales of $600,153.  Our cost of sales and services was $344,147, resulting in a gross profit of $256,006.  We incurred $376,724 in general and administrative expenses.  We earned interest income of $12 and other income of $631.  We incurred interest expenses of $2,796.  As a result, we had a net loss of $122,871 for the three months ended September 30, 2013.

The improved operating results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily resulted from decreases in cost of sales and general and administrative expenses.  We earned $22,502, or 3.7%, more revenue during the three months ended September 30, 2014, while our cost of sales and services was reduced by $46,316, or 13.5% due to decreased track rental and track labor expenses.  Our general and administrative expenses decreased by $63,031 or 16.7% for the three months ended September 30, 2014 due mostly to decreased labor and advertising costs, offset by the non-cash stock compensation cost of $50,000.

For the nine months ended September 30, 2014, we had sales of $1,897,044.  Our cost of sales and services was $908,996, resulting in a gross profit of $988,048.  We incurred general and administrative expenses of $938,571.  We earned $702 in interest income, $411 in other income, and incurred $12,631 in interest expenses.  As a result, we had a net income of $37,959 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we had sales of $2,011,883.  Our cost of sales and services was $986,980, resulting in a gross profit of $1,024,903.  We paid general and administrative expenses of $1,212,560.  We earned interest income of $134 and other income of $6,754.  We paid interest expenses of $6,052 and had a loss on disposal of assets of $842.  As a result, we had a net loss of $187,663 for the nine months ended September 30, 2013.

The net income for the Company increased by $225,622 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This increase is primarily the result of reduced general and administrative expenses.  Our revenues decreased by $114,839, or 5.7%, and our cost of sales and services decreased by $77,984, or 7.9%.  Our general and administrative expenses decreased by $273,989, or 22.6%.  Our decreased sales revenue was primarily the result of a decrease in class days and laps during the period.  The decrease in general and administrative expenses is the result of cost cutting measures implemented by the Company in advertising, maintenance, payroll, professional fees and rent, offset by the $50,000 non-cash stock compensation expense during the third quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, management determined that the lack of resources and segregation of duties results in disclosure controls that are not effective.  As a result there was a change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective because our size and financial resources precludes us from having full time accounting staff. This results in a lack of segregation of duties and our inability to hire personnel that have a thorough understanding of all of the nuances of generally accepted accounting principles as of September 30, 2014.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have not established adequate financial reporting monitoring activities to mitigate the risk of missed financial statement adjustments and disclosures relative to transactions that are other than routine for the reasons mentioned above.  In addition, and unless results of operations improve considerably, we do not currently anticipate that we will have the available cash flow to remediate this weakness.

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

Dated: November 19, 2014

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer