Form 10-K
period 2014-12-31
DALE JARRETT RACING ADVENTURE INC
filed 2015-04-15
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-27251

DALE JARRETT RACING ADVENTURE, INC.

(Exact name of registrant in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

945 3rd Avenue SE, Suite 102, Hickory, NC, 28602

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $480,903.80

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2015 was 27,438,852 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Dale Jarrett Racing Adventure, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

At any one time, the Company owns approximately  20 racecars.  These racecars are classified as stock cars and are equipped for oval or round tracks only.  They are fully loaded with race engines, six point harnesses, neck and head restraints, communications, track specific gears and complete safety cages. We have negotiated terms with over forty racetracks where, for a fee ranging from $0 to $10,000 a day, we can rent their tracks.

Products and Services.  The Company offers various types of ride or drive programs for individuals and corporations.  The "Qualifier" is a three lap ride with a professional driver which lasts about five minutes, depending on the length of the track.  The "Season Opener" is a half day training class culminating in the student driving ten laps.  The "Rookie Adventure" and "Happy Hour" are also half day driving classes with the students driving 20 or 30 laps, respectively.  The “Advanced Stock Car Adventure” is a full day 60 lap class.  The main purpose of each event (other than the Qualifier) is the thrill of actually driving the race car.

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

During October 2012 we entered into a new usage agreement with Talladega Superspeedway, LLC for 2013 and 2014 , respectively, with no exclusivity and no minimum racing days.

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

Employees.  The Company employs two full time employees responsible for securing the Driving Adventure locations, procurement of equipment, racecars, and the development and implementation of our marketing plan.  We also have  approximately  25 contract personnel including but not limited to a mechanic, four to ten driving instructors, two administrators, a flagman and a site manager.  Additional employees or independent contractors are obtained as required.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant’s executive offices are located at 945 3rd Avenue SE, Suite 102, Hickory, North Carolina.  We entered into the lease for this building on November 1, 2014.  The lease requires monthly payments of approximately $900 and expires October 31, 2015.

The registrant also leases various office and warehouse space on a month to month basis or under terms that are less than one year.  Rent expense under all operating leases approximated  $52,000 and $68,000 for the years ended December 31, 2014 and 2013, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any litigation pending or threatened by or against Dale Jarrett Racing Adventure.

ITEM 4.  MINE SAFETY DISCLOSURES – Not applicable.

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

Quarter Ended	High Bid	Low Bid
3/31/14	0.05	0.02
6/30/14	0.05	0.04
9/30/14	0.06	0.04
12/31/14	0.05	0.04

3/31/13	0.10	0.05
6/30/13	0.07	0.04
9/30/13	0.14	0.04
12/30/13	0.06	0.02

b)  Holders.  At April 15, 2015, there were approximately 167 shareholders of the Company.

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

On August 28, 2014 we entered into an employment agreement with a new officer to become our President.  This agreement included the issuance of 1,000,000 shares which vested immediately.   Because our stock price was $.05 on the date of the grant, we recognized stock based compensation expense of  $50,000 in 2014 as a result of this arrangement.   The employee was terminated in 2014 and we do not believe we have any further liability under such agreement.

On October 22, 2014 the Board authorized issuance of 50,000 shares of stock to each of two employees for services performed.  This issuance was recorded to compensation expense at a value of $4,000 as the stock price on that day was $0.04.

In December 2014, we agreed to grant 10,000,000 shares of our stock to the brother in law of our President and CEO as consideration for his assistance with the development of a new business opportunity. The shares were issued in 2015.   We recognized stock based compensation expense of approximately $300,000 under this arrangement in 2014 because the shares were immediately vested.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2014 and 2013 we repurchased no shares of our common stock.

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

We currently have classes planned through December 2015.

Capital and Source of Liquidity.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2014, we had a net loss of $372,317.  We had the following adjustments to reconcile net loss to net cash used in operating activities:  We had an increase of $90,467 due to depreciation, an increase of $4,493 due to interest added to officer loans, an increase of $29,232 due to a loss on the disposal of assets, an increase of $300,000 due to stock compensation for a consultant, and an increase of $54,000 due to stock compensation to employees.  We had the following changes in assets and liabilities:  We had an increase of $5,225 due to accounts receivable and an increase of $27,381 due to prepaid expenses and other current assets.  We had a decrease of $10,483 due to spare parts and supplies, a decrease of $149,567 due to deferred revenue, and a decrease of $149,483 due to accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $171,052 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had a net loss of $216,928.  We had the following adjustments to reconcile net loss to net cash used in operating activities:  We had an increase of $95,825 due to depreciation, an increase of $4,494 due to interest added to officer loan, and an increase of $8,603 due to loss on disposal of assets.  We had the following changes in assets and liabilities:  We had an increase of $4,586 due to accounts receivable, an increase of $8,190 due to spare parts and supplies, and an increase of $95,481 due to accounts payable and accrued expenses.  We had a decrease of $37,022 due to prepaid expenses and other current assets, and we had a decrease of $17,628 due to deferred revenue.  As a result, we had net cash used in operating activities of $54,399 for the year ended December 31, 2013.

For the year ended December 31, 2014, we spent $600 on the acquisition of property and equipment, resulting in net cash used in investing activities of $600 for the period.

For the year ended December 31, 2013, we spent $24,900 on additions to racecars under construction and $20,129 on the acquisition of property and equipment.  As a result, we had net cash used in investing activities of $45,029 for the period.

For the year ended December 31, 2014, we spent $28,183 on the repayment of long-term debt and received $1,311 from contributions of earnings from sale of stock by a shareholder.  As a result, we had net cash used in financing activities of $26,872 for the year ended December 31, 2014.

For the year ended December 31, 2013, we received $100,000 as proceeds from the sale of common stock.  We spent $14,898 on the repayment of long-term debt.  As a result, we had net cash provided by financing activities of $85,102 for the year ended December 31, 2013.

While we believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2015, we recognize that our  ability to continue as a going concern is  dependent on our ability to generate profitable operations and no assurance can be given that we will be able to accomplish such endeavor.

Results of Operations.

For the year ended December 31, 2014, we had sales of $2,383,091.  Our cost of sales and services was $1,181,697, resulting in a gross profit of $1,201,394.  We spent $1,560,630 on general and administrative expenses.  We earned $705 from interest income and $711 from other income.  We spent $14,497 on interest expenses.  As a result, we had net loss of $372,317 for the year ended December 31, 2014.

Comparatively, for the year ended December 31, 2013, we had sales of $2,669,868.  Our cost of sales and services was $1,299,910, resulting in a gross profit of $1,369,958.  We paid general and administrative expenses of $1,584,485.  We earned interest income of $138 and other income of $6,754.  We spent $9,293 on interest expense.  As a result, we had net loss of $216,928 for the year ended December 31, 2013.

The $155,389, or 41.7%, difference in net loss for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to decreased sales during the year ended December 31, 2014.  We earned $286,777, or 10.7%, less during the year ended December 31, 2014, while our general and administrative expenses decreased by 23,855, or 1.5%.

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

Liquidity

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2014.   Although a portion of our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year we anticipate that we will need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. Finally, if the need arises, we anticipate that we may be able to raise additional funds from existing shareholders.  However there can be no assurance that our plans will be successful in which case we would have difficulty meeting our obligations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. Deferred revenue aggregated $869,825 and $1,019,188 at December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At December 31, 2014, we believe the remaining carrying values of these assets are recoverable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS

Dale Jarrett Racing Adventure, Inc.

2801 W. Busch Boulevard Suite 200 Tampa, Florida 33618 813.874.1280 www.frazierdeeter.com "

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits at December 31, 2014, and may need additional capital and/or debt infusions during the year ending December 31, 2015.These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Frazier & Deeter, LLC

Tampa, Florida

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Dale Jarrett Racing Adventure, Inc.:

We have audited the accompanying balance sheet of Dale Jarrett Racing Adventure, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

Tampa, Florida

March 31, 2014

DALE JARRETT RACING ADVENTURE, INC.

BALANCE SHEETS

DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 190,362	$ 388,886
Accounts receivable	12,482	17,707
Spare parts and supplies	148,548	138,065
Prepaid expenses and other current assets	51,226	78,607
Race car held for sale	112,674	-
Total current assets	515,292	623,265

Property and equipment, at cost, net	172,703	404,476

	$ 687,995	$ 1,027,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$ 100,127	$ 29,131
Accounts payable	58,709	214,675
Accrued expenses	161,548	155,065
Deferred revenue	869,621	1,019,188
Advance from shareholder	110,110	105,617
Total current liabilities	1,300,115	1,523,676

Long-term debt	-	99,179
Total liabilities	1,300,115	1,,622,855

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none issued	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized;
28,110,502 and 27,010,502 shares issued and
27,438,852 and 26,338,852 outstanding	2,811	2,701
Additional paid-in capital	6,639,431	6,284,230
Treasury stock, 671,650 shares at cost	(39,009)	(39,009)
Accumulated (deficit)	(7,215,353)	(6,843,036)
Total stockholders' deficit	(612,120)	(595,114)

	$ 687,995	$ 1,027,741

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales	$ 2,383,091	$2,669,868
Cost of sales and services	1,181,697	1,299,910
Gross profit	1,201,394	1,369,958
General and administrative expenses, including stock compensation of $354,000 and $0, respectively	1,560,630	1,584,485

Loss from operations	(359,236)	(214,527)

Other income(expense):
Interest income	705	138
Other income	711	6,754
Interest expense	(14,497)	(9,293)

Loss before income taxes	(372,317)	(216,928)
Income taxes	-	-

Net loss	$ (372,317)	$ (216,928)

Per share information basic and diluted:

Loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	27,084,749	25,318,304

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Shares	Treasury Stock Amount	Accumulated (Deficit)	Total

Balances December 31, 2012	24,510,502	$ 2,451	$ 6,184,480	671,650	$ (39,009)	(6,626,108)	$ (478,186)

Stock issued for cash	2,500,000	250	99,750	-	-	-	100,000
Net loss for the year ended December 31, 2013	-	-	-	-	-	(216,928)	(216,928)
Balances December 31, 2013	27,010,502	2,701	6,284,230	671,650	(39,009)	(6,843,036)	(595,114)

Contribution of earnings from sale of stock shareholder	-	-	1,311	-	-	-	1,311
Stock issuance	1,100,000	110	53,890	-	-	-	54,000
Stock committed but not issued	-	-	300,000	-	-	-	300,000
Net loss for the year ended
December 31, 2014	-	-	-	-	-	(372,317)	(372,317)

Balances December 31, 2014	28,110,502	$ 2,811	$ 6,639,431	671,650	$ (39,009)	$ (7,215,353)	$ (612,120)

See accompanying notes to financial statements.

DALE JARRETT RACING ADVENTURE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities:
Net loss	$ (372,317)	$ (216,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,467	95,825
Interest added to officer loans	4,493	4,494
Loss on disposal of assets	29,232	8,603
Stock compensation for consultant	300,000	-
Stock compensation to employees	54,000	-
Changes in assets and liabilities:
Accounts receivable	5,225	4,586
Spare parts and supplies	(10,483)	8,190
Prepaid expenses and other current assets	27,381	(37,022)
Deferred revenue	(149,567)	(17,628)
Accounts payable and accrued expenses	(149,483)	95,481
Total adjustments	201,265	162,529
Net cash used in operating activities	(171,052)	(54,399)

Cash flows from investing activities:
Additions to racecars under construction	-	(24,900)
Acquisition of property and equipment	(600)	(20,129)
Net cash used in investing activities	(600)	(45,029)

Cash flows from financing activities:
Proceeds from sale of common stock	-	100,000
Repayment of long-term debt	(28,183)	(14,898)
Contribution of earnings from sale of stock by shareholder	1,311	-
Net cash provided by (used in) financing activities	(26,872)	85,102

Increase (decrease) in cash and cash equivalents	(198,524)	(14,326)
Cash and cash equivalents, beginning	388,886	403,212
Cash and cash equivalents, ending	$ 190,362	$ 388,886

Supplemental cash flow information:
Cash paid for interest	$ 10,004	$ 3,207
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing Activities:
Property and equipment financed with long-term debt	$ -	$ 125,000
Racecars under construction transferred to property and equipment	$ -	$ 31,567

See accompanying notes to financial statements.

Dale Jarrett Racing Adventure, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Note 1. Organization, Significant Accounting Policies and Liquidity

Dale Jarrett Racing Adventure, Inc. (referred to as “we”, “us”, “our” or the “Company”) was incorporated in Florida on November 24, 1998.  The Company offers the “NASCAR” racing school to the public.  The Company owns numerous  “NASCAR” type racecars and has secured several racetrack locations at which it offers these services at various dates during the year.

Going Concern

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2014.   While a significant portion of (i) our net loss resulted from non-cash expenses, and (ii) our liabilities (i.e. the shareholder advance and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in 2015) we recognize we will ultimately either need to increase revenues and/or raise additional debt or equity capital to sustain our operations.   We plan to continue close monitoring of general and administrative expenses in 2015, and may seek to reduce such expenses and we are also investigating the possibility of investing in an alternative business model.  Absent our ability to be successful in such endeavors, we may seek to raise capital from existing shareholders.   While we believe we will generate adequate cash to meet our commitments in 2015, there can be no assurance that our beliefs will come to fruition in which case we would most likely have difficulty continuing as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Revenue Recognition

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

•

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customer net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2014 and 2013.

Spare Parts and Supplies

Spare parts and supplies are valued at the lower of cost or market on a first-in, first-out basis. At December 31, 2014 and 2013 spare parts and supplies include $143,369 and $138,065 respectively, of spare parts and tires used in the racecar operations, and finished goods (which are primarily promotional items that bear our logo), of $5,179 and $2,585, respectively.

Race Car Held For Sale

In the fourth quarter of 2014, we made the decision to sell our exotic race car. Because we sold the car in January 2015 for an amount approximating the net book value of the asset, such net book value was reclassified from property and equipment to current assets at December 31, 2014.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  No such impairment losses have been identified by the Company for the years ended December 31, 2014 and 2013.

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place.  Advertising costs charged to operations were $223,873 and $372,419 for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

At December 31, 2014, our short-term financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses,  the advance from shareholder and long-term debt. The carrying amounts of these financial instruments approximate fair value because of their short-term nature.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2014 and 2013, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  We monitor our positions with, and the credit quality of, the financial institutions in which we maintain cash balances and we have not experienced any losses in such accounts.  We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the year ended December 31, 2014.  Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  At December 31, 2014 and 2013 we had no dilutive shares outstanding. .

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Reclassification

One amount in the 2013 statement of operations was reclassified to conform to the presentation in the 2014 financial statements.

Note 2.  Property and Equipment

Property and equipment consist of the following at December 31, 2014 and 2013:

	2014	2013
Race vehicles	$396,484	$644,806
Vehicles – other	382,220	382,220
Shop and track equipment	173,739	173,739
Office furniture and equipment	54,363	54,809
Software	26,398	26,398
DJ Graphics Equipment	24,271	24,271
	1,057,475	1,306,243
Less accumulated depreciation	(884,772)	(901,767)
	$172,703	$404,476

Depreciation charged to operations was $90,467 and $95,825 for the years ended December 31, 2014 and 2013, respectively, of which $85,854 and $93,569 is included in cost of sales and services for those years.

Note 3. Long-term Debt

At December 31, 2014 and 2013, we were obligated under the following two notes payable:

•

A debt obligation entered in 2012 under a vehicle purchase contract having an initial principal balance of $23,935. The vehicle purchase loan is payable in monthly installments of $543, including interest at 4.24%, through January 2016, and is collateralized by a support vehicle acquired through the financing.  The balance of the note approximated $7,000 at December 31, 2014.

•

A debt obligation entered in 2013 under a vehicle purchase contract having an initial principal balance of $141,793. Prior to its repayment in January 2015, the loan was payable in monthly installments of $2,363, including interest at 4.99%, through July 2018, and was collateralized by a vehicle acquired through the financing.  We sold the vehicle in  January 2015 and paid the remaining balance of the indebtedness of approximately $93,000 at such time,

Note 4. Stockholders’ Deficit

The following table summarizes the stock option activity during the years ended December 31, 2014 and 2013:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Term (years)
Balance at December 31, 2012	3,500,000	$0.15	1.8
Expired	-	-	-
Balance at December 31, 2013	3,500,000	$0.15	0.8
Expired	(3,500,000)	$0.15	-
Balance at December 31, 2014	-	-	-

During April 2009, we extended the expiration date of 3,500,000 outstanding options for a period of five years.  All of these options were fully vested as of such date.   The exercise price remained at $.15 per share and the options expired on October 21, 2014.

No compensation cost was recognized during 2014 or 2013 as a result of stock options.   We had no exercisable options outstanding at  December 31, 2014.   Furthermore, our options outstanding at December 31, 2013 did not have any intrinsic value .

Common stock issued upon the exercise of any future stock option grants would come from our authorized and unissued common shares.

On May 14, 2013 we sold 2,500,000 shares of common stock to an accredited investor who owned 5% of our common shares prior to the sale.  The sale occurred at $0.04 per share for total proceeds of $100,000.

On August 28, 2014 we entered into an employment agreement with a new officer to become our President.  This agreement included the issuance of 1,000,000 shares which vested immediately.   Because our stock price was $.05 on the date of the grant, we recognized stock based compensation expense of  $50,000 in 2014 as a result of this arrangement.   The employee was terminated in 2014 and we do not believe we have any further liability under such agreement.

On October 22, 2014 the Board authorized issuance of 50,000 shares of stock to each of two employees for services performed.  This issuance was recorded to compensation expense at a value of $4,000 as the stock price on that day was $0.04.

In December 2014, we agreed to grant 10,000,000 shares of our stock to the brother in law of our President and CEO as consideration for his assistance with the development of a new business opportunity. The shares were issued in 2015.   We recognized stock based compensation expense of approximately $300,000 under this arrangement in 2014 because the shares were immediately vested.

Note 5. Income Taxes

We have not provided for income taxes in 2014 or 2013 as a result of operating and tax losses.  We have net operating loss carryforwards at December 31, 2014 of approximately $4,300,000 that expire in various years through 2034.  We have fully reserved our net deferred income tax asset  since we are uncertain as to whether future income from operations will be available to utilize it.  The approximate deferred tax assets and liabilities,  assuming a blended state and federal rate of 40%,  and the related allowance are as follows:

	2014	2013
Non-current deferred tax assets (liabilities), net:
Tax benefit of net operating loss carryforwards	$ 1720,000	$ 1,700,000
Property and equipment	(55,000)	(55,000)
Less valuation allowance	(1,665000)	(1,645,000)
Net deferred tax asset	$ -	$ -

The valuation reserve increased by $20,000 in 2014 and by $18,000 in 2013.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to our loss  before  income taxes for the years ended December 31, 2014 and 2013.  Our  combined federal and state effective tax rate as a percentage before taxes for the years ended December 31, 2014 and 2013, approximated 40%,  The following are reconciliations of the income tax at the effective tax rate with the income tax at the U.S. federal statutory tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses and other temporary differences	(34)%	(34)%
Effective tax rates	0%	0%

Note 6. Commitments

Operating Leases

On November 1, 2014 the Hickory, NC office entered into a new operating lease in such locale, which requires monthly payments of approximately $900 and expires October 31, 2015.

The Company also leases various office and warehouse space on a month-to-month basis or under terms that are less than one year.  Rent expense under all operating leases approximated $52,000 and $68,000 for the years ended December 31, 2014 and 2013, respectively.

Employment Agreements

During July 2011, we extended the employment agreement of our Chief Executive Officer through June 2016 at a base salary of $150,000, with cost of living adjustments to be made on the first day of each year.

Vendor Agreements

In January 2014, and again in January 2015, we entered new usage agreements with Talladega Superspeedway, LLC for 2014 and 2015, respectively, with no exclusivity and no minimum racing days.

Note 7.  Other Related Party Transaction

During 2012 we received a $100,000 advance from a shareholder accruing interest at 5% per year with no payment terms specified.  As of December 31, 2014 and 2013, none of the principal had been paid and the note balance included accrued interest of $10,110 and $5,617, respectively.

Note 8.  Other Subsequent Events

We evaluated subsequent events through April 15, 2015 and, to the extent applicable, have incorporated such events into these financial statements.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on our assessment, we concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of financial statements.  The Company lacks an audit committee with an independent financial expert. Additionally, a material weakness exists as of December 31, 2014, with regard to limitations in the capacity of our accounting resources to identify and react in a timely manner to certain transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management’s assessment with our Board of Directors.

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

Mr. Shannon is a full time employee of the Company.

The executive officers and directors are:

Name	Position	Term(s) of Office
Timothy B. Shannon, age 52	President, Director	Inception to Present
Chief Executive Officer
	Chief Financial Officer	June 1, 2005 to present

Ronda Robertson, Age 61	Chief Operating Officer	January 2012 to Present

Glenn Jarrett, Age 62	Vice President	Inception to Present
Director

Kenneth J. Scott, age 59	Director	January 26, 2007 to present

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

Ronda Robertson.   Ms. Robertson has been a marketing director of the Company since 2003.  In January 2012, Ms. Robertson was appointed to the position of Chief Operating Officer of the Company.  Before working with the Company, Ms. Roberston was the Vice President at Equity Marketing from 1990 through 2000, and the Vice President at Summit Marketing from 2000 through 2003.  Ms. Robertson studied at Maryville College in St. Louis between 1976 and 1979, but did not receive a degree.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	2014	134,504	-	-	12,000	146,504
CEO, CFO	2013	161,150	-	-	20,000	181,150
Ronda Robertson	2014	81,389	-	-	12,000	93,389
COO	2013	91,772	-	-	12,000	103,772

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards as of December 31, 2014 as all expired during 2014.

DIRECTOR COMPENSATION FOR 2014

The following table sets forth the compensation to our directors for 2014:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy B. Shannon	25,000	-	-	-	25,000
Glenn Jarrett	-	-	-	-	-
Ken Scott	-	-	-	-	-

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

Shareholdings at April 15, 2015

Name and Address of Beneficial Owner	Number & Class of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class (1)
Timothy B. Shannon	1,983,333	5.30%
c/o Dale Jarrett Racing Adventure, Inc.
945 3rd Avenue SE, Suite 102
Hickory, NC 28602

Glenn Jarrett	900,000	2.40%
c/o Dale Jarrett Racing Adventure, Inc.
945 3rd Avenue SE, Suite 102
Hickory, NC 28602

Ronda Robertson	400,000	1.07%
c/o Dale Jarrett Racing Adventure, Inc.
945 3rd Avenue SE, Suite 102
Hickory, NC 28601

Ned Jarrett	1,000,000	2.67%
3182 Ninth Tee Drive
Newton, NC 28658

Dale Jarrett	1,500,000	4.01%
3182 Ninth Tee Drive
Newton, NC 28658

Brett Favre	1,500,000	4.01%
132 Westover Drive
Hattiesburg, MS 39402

Kenneth J. Scott	425,571	1.14%
c/o Dale Jarrett Racing Adventure, Inc.
945 3rd Avenue SE, Suite 102
Hickory, NC 28602

Robert Brooks	2,500,000	6.68%
9 Prospect Avenue
Port Washington, NY 11050
	10,000,000	26.71%
Norberto Benitez, M.D.
P.O. Box 631
Ponte Vedra, FL 32004

 (1)  The percentages are based upon 37,438,852 outstanding common shares.

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Kenneth J. Scott	425,571	1.14%
Ronda Robertson	400,000	1.07%
Glenn Jarrett	900,000	2.40%
Timothy B. Shannon	1,983,333	5.30%
All directors and executive officers as a group (4 persons)	3,708,904	9.91%

(1)  The address for each of the persons listed above is c/o Dale Jarrett Racing Adventure, Inc., 945 3rd Avenue SE, Suite 102, Hickory, NC 28602.

(2)  The percentage is based upon 37,438,852 issued and outstanding common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2012 we received a $100,000 advance from a shareholder accruing interest at 5% per year with no payment terms specified.  As of December 31, 2014 none of the principal had been paid and the note balance included accrued interest of $10,110.

Director Independence.  The Company’s board of directors consists of Timothy Shannon, Glenn Jarrett and Kenneth Scott.  None of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2014, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $28,100 and $28,000, respectively, to Kingery & Crouse, P.A. during 2014 and 2013, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kingery & Crouse, P.A. for the years ended December 31, 2014 and 2013, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kingery & Crouse, P.A. during 2014 and 2013.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Date:  April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Timothy B. Shannon	CEO/CFO	April 15, 2015
Controller/ Director

/s/Ronda Robertson	COO	April 15, 2015

/s/Kenneth J. Scott	Director	April 15, 2015

/s/Glenn Jarrett	Director	April 15, 2015
Vice President