Form 10-Q
period 2015-03-31
DALE JARRETT RACING ADVENTURE INC
filed 2015-05-29
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

May 29, 2015:   Common Stock –37,438,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 119,946	$ 190,362
Accounts receivable	10,529	12,482
Spare parts and supplies	141,121	148,548
Prepaid expenses and other current assets	57,740	51,226
Race car held for sale	-	112,674
Total current assets	329,336	515,292
Property and equipment, at cost, net	159,433	172,703
Total Assets	$ 488,769	$ 687,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$ 5,363	$ 100,127
Accounts payable	42,990	58,709
Accrued expenses	179,211	161,548
Deferred revenue	938,505	869,621
Advance from shareholder	103,480	110,110
Total current liabilities	1,269,549	1,300,115

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized, 38,110,502 and 28,110,502 shares issued, and 37,438,852 and 27,438,852 shares outstanding at March 31, 2015 and December 31, 2014, respectively	3,811	2,811
Additional paid-in capital	6,638,431	6,639,431
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(7,384,013)	(7,215,353)
Total Stockholders’ Deficit	(780,780)	(612,120)
Total Liabilities and Stockholders’ Deficit	$ 488,769	$ 687,995

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Sales	$ 261,344	$ 538,266
Cost of sales and services	153,172	276,209
Gross profit	108,172	262,057

General and administrative expenses	267,634	298,408

Loss from operations	(159,462)	(36,351)

Other income and (expense):
Interest income	26	667
Interest expense	(3,624)	(4,204)
Loss on disposal of assets	(5,600)	(842)
Other expense, net	(9,198)	(4,379)

Net loss	$ (168,660)	$ (40,730)

Per share information:

Basic and diluted loss per share	$ (0.01)	$ (0.00)

Weighted average shares outstanding	37,438,852	26,338,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Net cash used in operating activities	$ (72,352)	$ (139,152)

Cash provided by investing activities -
Proceeds from disposal of race car held for sale	106,700	-

Cash used in financing activities -
Repayment of long-term debt	(104,764)	(7,201)

Decrease in cash and cash equivalents	(70,416)	(146,353)

Cash and cash equivalents, beginning of period	190,362	388,886

Cash and cash equivalents, end of period	$ 119,946	$ 242,533

Supplemental cash flow information:
Cash paid for interest	$ 254	$ 3,081
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

(1)

Basis of Presentation and Going Concern

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

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered recurring losses from operations and have stockholder and working capital deficits, as well as minimal cash at March 31, 2015.     As such, and although a portion of our liabilities (i.e. the shareholder advance, and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year, we will need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. We have reduced our general and administrative expenses significantly and plan to continue to closely monitor such expenses. We are also investigating the possibility of investing in an alternative business model and/or seeking to raise capital from existing shareholders. However, there is no assurance that we will be successful in any such endeavors which would most likely result in us having difficulty continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2014, including notes, filed with the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during either of the three month periods ended March 31, 2015 and 2014.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operations and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  Depreciation expense approximated $13,000 and $23,000, during the respective three month periods ended March 31, 2015 and 2014.

(6)

Stockholders’ Deficit

In December 2014, we agreed to grant 10,000,000 shares of our stock to the brother in law of our President and CEO as consideration for his assistance with the development of a new business opportunity.  Because the shares vested immediately, we  recognized $300,000 of stock based compensation in December 2014, which amount represented the fair market value of such shares on the grant date.   The shares were issued in January 2015.

(7)

Race Car Held for Sale

In January 2015, we sold the race car held for sale as of December 31, 2014, and paid the remaining balance of the long-term debt related to such vehicle.  The sale resulted in a loss of approximately $5,600.

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

With the exception of the decline in sales discussed under Results of Operations below, there are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our results of operations and/or liquidity.  Sources of liquidity will come from sales of our products and services.  There are no material commitments for capital expenditure at this time.

We currently have classes planned through December 2015.

Capital Resources and Source of Liquidity.

We used cash of $72,352 to finance our operating activities during the three months ended March 31, 2015.  This amount was somewhat less than our net loss partially because of the occurrence of certain non-cash expenses and partially because of the increase in our deferred revenues resulting from cash we received during the current period.

For the three months ended March 31, 2015, we received proceeds of $106,700 from the disposal of a race car held for sale.   Comparatively, for the three months ended March 31, 2014, we did not pursue any investing activities.

For the three months ended March 31, 2015, we repaid debt related to the race car that we sold, and stockholder advances, of approximately $94,800 and $10,000, respectively.   Comparatively, for the three months ended March 31, 2014, we repaid long-term debt of $7,201.

Because we have suffered recurring losses from operations and have stockholder and working capital deficits, as well as minimal cash at March 31, 2015, we will need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during the next twelve months.  We have reduced our general and administrative expenses significantly and plan to continue to closely monitor such expenses. We are also investigating the possibility of investing in an alternative business model and/or seeking to raise capital from existing shareholders. However, there is no assurance that we will be successful in any such endeavors which would most likely result in us having difficulty continuing as a going concern.

Results of Operations.

For the three months ended March 31, 2015, we had sales of $261,344.  Our cost of sales and services was $153,172, resulting in a gross profit of $108,172.  We also incurred general and administrative expenses of $267,634.  These general and administrative expenses consisted primarily of advertising expenses and payroll of approximately

$82,300 and $99,000, respectively.  Advertising expenses increased substantially from the quarter ended March 31, 2014 balance of approximately $45,000 because we were focused on efforts to increase sales activity. Conversely payroll expenses were down from approximately $139,000 in the first quarter of 2014 due to a reduction in officer salaries and certain reductions in our staff.

Comparatively, for the three months ended March 31, 2014, we had sales of $538,266.  Our cost of sales and services was $276,209, resulting in a gross profit of $262,057.  We incurred $298,408 in general and administrative expenses.

The decline in operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily resulted from a significant decrease in sales which decreased primarily from the declining popularity of NASCAR, and because certain new competitors were offering their services at significantly discounted prices through such sites as Groupon and Living Social.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended December 31, 2014 we concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as our small size does not allow us to provide for the desired segregation of control functions, and/or allow us to hire  accounting personnel that have a thorough understanding of SEC rules and regulations and such accounting principles.  Furthermore, we do not have an audit committee with an independent financial expert.  Finally we had a material weakness as of December 31, 2014 with regard to limitations in the capacity of our accounting resources to identify and react in a timely manner to certain transactions as well as the adequate understanding of the disclosure requirements related to these transactions.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.   Based on this evaluation, our chief executive officer and principal financial officers have concluded there  was no  change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the current quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

Item 3.   Defaults Upon Senior Securities

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

Dated: May 29, 2015

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer