Form 10-Q
period 2015-06-30
DALE JARRETT RACING ADVENTURE INC
filed 2015-09-01
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-27251

Dale Jarrett Racing Adventure, Inc.

 (Exact name of registrant as specified in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

945 3rd Ave SE, Suite 102 Hickory, North Carolina	28602
(Address of principal executive offices)	(Zip Code)

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

September 1, 2015:   Common Stock –37,438,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 59,084	$ 190,362
Accounts receivable	8,031	12,482
Spare parts and supplies	126,168	148,548
Prepaid expenses and other current assets	41,896	51,226
Race car held for sale	-	112,674
Total current assets	235,179	515,292
Property and equipment, at cost, net	146,163	172,703
Total Assets	$ 381,342	$ 687,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$ -	$ 100,127
Accounts payable	62,679	58,709
Accrued expenses	178,634	161,548
Deferred revenue	766,764	869,621
Advance from shareholder	106,850	110,110
Total current liabilities	1,114,927	1,300,115

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value, 200,000,000 shares
authorized, 38,110,502 shares issued and 37,438,852
shares outstanding at June 30, 2015	3,811	2,811
Additional paid-in capital	6,638,431	6,639,431
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(7,336,818)	(7,215,353)
Total Stockholders’ Deficit	(733,585)	(612,120)
Total Liabilities and Stockholders’ Deficit	$ 381,342	$ 687,995

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014

Sales	$ 499,257	$ 736,122	$ 760,601	$ 1,274,388
Cost of sales and services	171,624	334,956	324,796	611,165
Gross profit	327,633	401,166	435,805	663,223

General and admin expenses	277,039	326,469	544,673	624,877

Income (loss) from operations	50,594	74,697	(108,868)	38,346

Other income (expense):
Interest income	8	22	34	689
Interest expense	(3,407)	(5,380)	(7,031)	(9,584)
Loss on disposal of property	-	-	(5,600)	-
Total other income (expense), net	(3,399)	(5,358)	(12,597)	(8,895)

Net income (loss)	$ 47,195	$ 69,339	$ (121,465)	$ 29,451

Per share information:

Basic and diluted (loss) per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average shares outstanding	37,438,852	26,338,852	37,438,852	26,338,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014

Net cash used in operating activities	$ (132,537)	$ (253,792)

Cash provided by investing activities -
Proceeds from disposal of race car held for sale	107,074	-

Cash used in financing activities -
Repayment of long-term debt	(105,815)	(13,408)

Decrease in cash and cash equivalents	(131,278)	(267,200)

Cash and cash equivalents, beginning of period	190,362	388,886

Cash and cash equivalents, end of period	$ 59,084	$ 121,686

Supplemental cash flow information:
Cash paid for interest	$ 292	$ 7,337
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered declining revenues and recurring losses from operations, and have stockholder and working capital deficits, as well as minimal cash at June 30, 2015.     As such, and although a portion of our liabilities (i.e. the shareholder advance, and approximately one half of our deferred revenues) are not expected to result in the outlay of cash in the next year, we will need to generate capital, either through positive results of operations and/or equity or debt infusions, to meet our obligations during such period. We have reduced our general and administrative expenses significantly and plan to continue to closely monitor such expenses. However, we realize we have minimal opportunities to further reduce our expenses.  Because of this and because of our declining revenues, we are currently considering changing the business model of our company to focus on providing internet based pediatric services.  In that regard, we have filed a preliminary proxy statement with the Securities and Exchange Commission, which if approved, would enable us to ask our shareholders to vote on a potential sale of our racing operations to our President in exchange for a note receivable of $200,000. We believe this could be beneficial to our stockholders as it would allow us to attempt to restore our Company to profitability.  However, there is no assurance that we will be successful in any such endeavors which would most likely result in us having difficulty continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2014, including notes, filed with the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

 (3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during either of the three or six month periods ended June 30, 2015 and 2014.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operations and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  Depreciation expense approximated $26,500 and $45,000 during the respective six month periods ended June 30, 2015 and 2014, and $13,000 and $23,000 during the respective three month periods ended June 30, 2015 and 2014.

 (6)

Stockholders’ Deficit

In December 2014, we agreed to grant 10,000,000 shares of our stock to the brother in law of our President and CEO as consideration for his assistance with the development of a new business opportunity. The shares were issued in January 2015.

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

We are currently preparing a proxy statement with the SEC to put forward a shareholder vote regarding the sale of the assets and the liabilities of the Company and to change the name of the Company to 24/7 Kid Doc, Inc.  The decision to sell the assets and liabilities of the Company and to change the name and business plan is believed by management to be beneficial to shareholders, as the change in business plan has the potential for greater earnings and increased shareholders’ equity.  The management does not believe that the Company will be able to successfully continue to operate as a driving school.

We currently have classes planned through December 2015.

Capital Resources and Source of Liquidity.

We used cash of approximately $133,000 to finance our operating activities during the six months ended June 30, 2015, which amount approximated our net loss.

For the six months ended June 30, 2015, we received proceeds of $107,000 from the disposal of a race car held for sale.   Comparatively, for the six months ended June 30, 2015, we did not pursue any investing activities.

For the six months ended June 30, 2015, we repaid debt related to the race car that we sold, and stockholder advances, of approximately $96,000 and $10,000, respectively.   Comparatively, for the six months ended June 30, 2014, we repaid long-term debt of $13,408.

Because we have minimal cash and a significant working capital deficit at June 30, 2015, we anticipate that we will need to generate additional capital (either through positive results of operations or debt or equity infusions) to meet our obligations for the next year.

Results of Operations – Three Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015 we had sales of $499,257.  Our cost of sales and services was $171,624, resulting in a gross profit of $327,633.  We incurred general and administrative expenses of $277,039.  We recognized interest income of $8 and incurred interest expenses of $3,407.  Payroll expenses were down from approximately $44,753 in the second quarter of 2015 due to a reduction in officer salaries and certain reductions in our staff.  As a result, we had net income of $47,195 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we had sales of $736,122.  Our cost of sales and services was $334,956, resulting in a gross profit of $401,166.  We incurred $326,469 in general and administrative expenses.  We recognized interest income of $22 and incurred interest expenses of $5,380.  As a result, we had net income of $69,339 for the three months ended June 30, 2014.

The decline in operating results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily resulted from a significant decrease in sales which decreased primarily from the declining popularity of NASCAR, and because certain new competitors were offering their services at significantly discounted prices through such sites as Groupon and Living Social.

Results of Operations – Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, we had sales of $760,601.  Our cost of sales and services was $324,796, resulting in a gross profit of $435,805.  We incurred general and administrative expenses of $544,673.  We recognized interest income of $34, incurred interest expense of $7,031 and incurred a loss on the disposal of property of $5,600.  As a result, we had net loss of $121,465 for the six months ended June 30, 2015.

Comparatively, for the six months ended June 30, 2014, we had sales of $1,274,388.  Our cost of sales was $611,165, resulting in a gross profit of $663,223.  We incurred general and administrative expenses of $624,877.  We recognized interest income of $689 and incurred interest expenses of $9,584.  As a result, we had net income of $29,451 for the six months ended June 30, 2014.

The decline in operating results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily resulted from a significant decrease in sales which decreased primarily from the declining popularity of NASCAR, and because certain new competitors were offering their services at significantly discounted prices through such sites as Groupon and Living Social.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarters ended June 30, 2015 and December 31, 2014 we concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as our small size does not allow us to provide for the desired segregation of control functions, and/or allow us to hire accounting personnel that have a thorough understanding of SEC rules and regulations and such accounting principles.   Furthermore, we do not have an audit committee with an independent financial expert.  Finally we had a material weakness during such quarters with regard to limitations in the capacity of our accounting resources to identify and react in a timely manner to certain transactions as well as the adequate understanding of the disclosure requirements related to these transactions.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.   Based on this evaluation, our chief executive officer and principal financial officers have concluded there  was no  change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the current quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

Ronda Robertson resigned as Chief Operating Officer and Glenn Jarrett resigned form the Board of Directors and as Corporate Treasurer effective August 6, 2015.

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

Dated: September 1, 2015

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer