Form 10-Q
period 2015-09-30
DALE JARRETT RACING ADVENTURE INC
filed 2015-11-20
CIK 1094032

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

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

November 20, 2015:   Common Stock –37,438,852

DALE JARRETT RACING ADVENTURE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Dale Jarrett Racing Adventure, Inc.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 13,986	$ 190,362
Accounts receivable	6,115	12,482
Spare parts and supplies	108,019	148,548
Prepaid expenses and other current assets	61,016	51,226
Race car held for sale	-	112,674
Total current assets	189,136	515,292
Property and equipment, at cost, net	132,893	172,703
Total Assets	$ 322,029	$ 687,995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$ -	$ 100,127
Accounts payable	184,791	58,709
Accrued expenses	166,871	161,548
Deferred revenue	720,738	869,621
Advance from shareholder	110,220	110,110
Total current liabilities	1,182,620	1,300,115

Stockholders' deficit:
Preferred stock, $.0001 par value,
5,000,000 shares authorized	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 38,110,502 and 28,110,502 shares issued and 37,438,852 and 27,438,852 shares outstanding at September 30, 2015 and 2014, respectively	3,811	2,811
Additional paid-in capital	6,638,431	6,639,431
Treasury stock, 671,650 shares, at cost	(39,009)	(39,009)
Accumulated deficit	(7,463,824)	(7,215,353)
Total Stockholders’ Deficit	(860,591)	(612,120)
Total Liabilities and Stockholders’ Deficit	$ 322,029	$ 687,995

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014

Sales	$ 390,591	$ 622,655	$ 1,150,192	$ 1,897,044
Cost of sales and services	246,125	297,831	585,874	908,996
Gross profit	144,466	324,824	564,318	988,048

General and admin expenses	267,103	313,693	796,822	938,571

Income (loss) from operations	(122,637)	11,131	(232,504)	49,477

Other income (expense):
Interest income	1	13	35	702
Other income	-	411	-	411
Interest expense	(3,370)	(3,047)	(10,401)	(12,631)
Loss on disposal of property	-	-	(5,600)	-
Total other expense, net	(3,369)	(2,623)	(15,966)	(11,518)

Net income (loss)	$ (126,006)	$ 8,508	$ (248,470)	$ 37,959

Per share information:

Basic and diluted income (loss) per share	$ 0.00	$ 0.00	$ 0.01	$ 0.00

Weighted average shares outstanding	37,438,852	26,338,852	37,438,852	26,338,852

See accompanying notes to unaudited condensed financial statements.

Dale Jarrett Racing Adventure, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014

Net cash used in operating activities	$ (172,949)	$ (295,808)

Cash provided by investing activities -
Proceeds from disposal of race car held for sale	106,700	-

Cash used in financing activities -
Repayment of long-term debt	(110,127)	(20,761)

Decrease in cash and cash equivalents	(176,376)	(316,569)

Cash and cash equivalents, beginning of period	190,362	388,886

Cash and cash equivalents, end of period	$ 13,986	$ 72,317

Supplemental cash flow information:
Cash paid for interest	$ 292	$ 9,261
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

DALE JARRETT RACING ADVENTURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2015

(UNAUDITED)

(1)

Basis of Presentation and Going Concern (including Subsequent Events)

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

In addition, such financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have suffered declining revenues and recurring losses from operations, and have stockholder and working capital deficits, as well as minimal cash, at September 30, 2015.     Because of this, and because we do not anticipate being able to reverse the downward trend with respect to revenues, we filed a proxy statement with the SEC to put forward shareholder votes to (i) allow our President and CEO to acquire substantially all of our assets, and assume substantially all of our liabilities in exchange for a note receivable of $200,000 and (ii) to change the name of our company to 24/7 Kid Doc, Inc.    In connection therewith, on November 9, 2015, our shareholders voted to approve both of these proposals, and we anticipate that such transaction will be consummated prior to December 31, 2015.   Notwithstanding such transaction, and assuming we meet the criteria for extinguishment of our liabilities in accordance with GAAP (for which there can be no assurance), we could remain contingently liable for any liabilities existing as of the date of the transaction that are not satisfied by the acquirer.

Pursuant to a consulting agreement we entered with Dr. Norberto Benitez in January 2015, he will be providing his expertise in establishing our new business plan. The new business plan is to create a franchise that will deliver pediatric services to children 24 hours a day, 7 days a week.  In addition, we will be looking to provide these same services via the Internet to people throughout the world, especially in places where it is difficult to have available pediatric doctors.  Subsequent to the consummation of the sale, we will no longer draw any revenues from the racing operations nor will we provide any capital to support its operations.  While we do not anticipate having significant cash outlays until we implement our business plan, there can be no assurance that such model will result in profitable operations, and/or that we will be able to obtain the debt or equity financing necessary to pay our expenses.  Either of these factors could result in us having difficulty continuing as a going concern.    The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the year ended December 31, 2014, including notes, filed with the Company’s Form 10-K.

(2)

Recent Accounting Pronouncements

With the exception of the potential for accounting treatment accorded to discontinued operations, there are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

 (3)

Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the three or nine month periods ended September 30, 2015 and 2014.

(4)

Spare Parts and Supplies

Spare parts and supplies include engine parts, tires, and other supplies used in the racecar operations and are recorded at the lower of cost or market, on a first-in, first-out basis.

(5)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.  Depreciation expense approximated $40,000 and $68,000 during the respective nine month periods ended September 30, 2015 and 2014, and $13,500 and $23,000 during the respective three month periods ended September 30, 2015 and 2014.

 (6)

Stockholders’ Deficit

In December 2014, we agreed to grant 10,000,000 shares of our stock to the brother in law of our President and CEO as consideration for his assistance with the development of a new business opportunity (see Basis of Presentation and Going Concern above). The shares were issued in January 2015.

(7)

Sale of Race Car

In January 2015 we sold a race car for approximately $106,700 and used substantially all of the proceeds to satisfy approximately $100,000 of indebtedness related to such race car.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.  We have suffered declining revenues and recurring losses from operations, and have stockholder and working capital deficits, as well as minimal cash, at September 30, 2015.     Because of this, and because we do not anticipate being able to reverse the downward trend with respect to revenues, we filed a proxy statement with the SEC to put forward shareholder votes to (i) allow our President and CEO to acquire substantially all of our assets, and assume substantially all of our liabilities in exchange for a note receivable of $200,000 and (ii) to change the name of our company to 24/7 Kid Doc, Inc.    In connection therewith, on November 9, 2015, our shareholders voted to approve both of these proposals, and we anticipate that such transaction will be consummated prior to December 31, 2015.   Notwithstanding such transaction, and assuming we meet the criteria for extinguishment of our liabilities in accordance with GAAP (for which there can be no assurance), we could remain contingently liable for any liabilities existing as of the date of the transaction that are not satisfied by the acquirer.

Pursuant to a consulting agreement we entered with Dr. Norberto Benitez in January 2015, he will be providing his expertise in establishing our new business plan. The new business plan is to create a franchise that will deliver pediatric  services to children 24 hours a day, 7 days a week.  In addition, we will be looking to provide these same services via the Internet to people throughout the world, especially in places where it is difficult to have available pediatric doctors.  Subsequent to the consummation of  the sale, we will no longer draw any revenues from the racing operations nor will we provide any capital to support its operations.  While we do not anticipate having significant cash outlays until we implement our business plan, there can be no assurance that such model will result in profitable operations, and/or that we will be able to obtain the debt or equity financing necessary to pay our expenses.  Either of these factors could result in us having difficulty continuing as a going concern.    The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

Capital Resources and Source of Liquidity.

We used cash in operating activities of $172,949 for the nine months ended September 30, 2015.

We used cash in operating activities of $295,808 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we received proceeds of $106,700 from the disposal of a race car held for sale.   We did not pursue any investing activities during the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we repaid debt primarily related to the race car that we sold, and stockholder advances, of approximately $100,000 and $10,000, respectively.   Comparatively, for the nine months ended September 30, 2014, we repaid long-term debt of $20,761.

Because we have minimal cash and a significant working capital deficit at September 30, 2015, we anticipate that we will need to generate additional capital (either through positive results of operations or debt or equity infusions) to meet our obligations for the next year.

Results of Operations – Three Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015 we had sales of $390,591.  Our cost of sales and services was $246,125, resulting in a gross profit of $144,466.  We incurred general and administrative expenses of $267,103.  We recognized interest income of $1 and incurred interest expenses of $3,370.  As a result, we had a net loss of $126,006 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we had sales of $622,655.  Our cost of sales and services was $297,831, resulting in a gross profit of $324,824.  We incurred $313,693 in general and administrative expenses.  We recognized interest income of $13, other income of $411 and incurred interest expenses of $3,047.  As a result, we had net income of $8,508 for the three months ended September 30, 2014.

The decline in operating results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily resulted from a significant decrease in sales which decreased primarily from the declining popularity of NASCAR, and also because of the loss of the Dale Jarrett name which occurred in early 2015. In addition, certain new competitors were offering their services at significantly discounted prices through such sites as Groupon and Living Social.

Results of Operations – Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, we had sales of $1,150,192.  Our cost of sales and services was $585,874, resulting in a gross profit of $564,318.  We incurred general and administrative expenses of $796,822.  We recognized interest income of $35, other income of $411 and incurred interest expense of $10,401 and incurred a loss on the disposal of property of $5,600.  As a result, we had net loss of $248,470 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we had sales of $1,897,044.  Our cost of sales was $908,966, resulting in a gross profit of $988,048.  We incurred general and administrative expenses of $938,571.  We recognized interest income of $702 and incurred interest expenses of $12,631.  As a result, we had net income of $37,959 for the nine months ended September 30, 2014.

The decline in operating results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily resulted from a significant decrease in sales which decreased primarily from the declining popularity of NASCAR, because of the loss of the Dale Jarrett name as mentioned above, and because certain new competitors were offering their services at significantly discounted prices through such sites as Groupon and Living Social.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the periods  ended September 30, 2015 and December 31, 2014 we concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as our small size does not allow us to provide for the desired segregation of control functions, and/or allow us to hire accounting personnel that have a thorough understanding of SEC rules and regulations and such accounting principles.   Furthermore, we do not have an audit committee with an independent financial expert.  Finally we had a material weakness during such quarters with regard to limitations in the capacity of our accounting resources to identify and react in a timely manner to certain transactions as well as the adequate understanding of the disclosure requirements related to these transactions.

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

Dated: November 20, 2015

DALE JARRETT RACING ADVENTURE, INC.

By:

/s/Timothy Shannon

Timothy Shannon

Chief Executive Officer

Principal Financial Officer