Form 10-Q
period 2019-03-31
24/7 Kid Doc, Inc.
filed 2019-05-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2019

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File # 000-27251

24/7 KID DOC, INC.

 (Exact name of registrant as specified in its charter)

FLORIDA	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification #)

8269 Burgos Ct., Orlando, FL	32836
(Address of principal executive offices)	(Zip Code)

(828) 244-5980

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ ]   No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]

No [x ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes-  [ ]      No [X]

The number of outstanding shares of the registrant's common stock as of

May 14, 2019:   Common Stock – 50,964,655

24/7 KID DOC, INC.

FORM 10-Q

For the quarterly period ended March 31, 2019

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11

SIGNATURES	12

24/7 Kid Doc, Inc.

Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$152,840	$76,286
Cash in attorney trust account	-	11,834

Total current assets	152,840	88,120

Property and equipment, at cost, net	830	902

Total Assets	$153,670	$89,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,863	$-
Accrued expenses	5,000	17,500
Advance from shareholder	19,443	-
Notes payable	248,621	117,199

Total current liabilities	278,927	134,699

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding	100	100

Common stock, $0.0001 par value, 200,000,000 shares authorized, 51,810,502 and 51,810,502 shares issued and 50,964,655 and 51,015,155 shares outstanding	5,181	5,181
Additional paid-in capital	8,451,308	8,451,308
Treasury stock, 1,115,847 and 795,347 shares, at cost	(46,580)	(40,773)
Accumulated (deficit)	(8,535,266)	(8,461,493)
Total Stockholders’ equity (deficit)	(125,257)	(45,677)

Total Liabilities and Stockholders’ deficit	$153,670	$89,022

See accompanying notes to unaudited financial statements.

24/7 Kid Doc, Inc.

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Sales	$ -	$ -
Cost of sales and services	-	-
Gross profit	-	-

General and admin expenses	67,359	5,565

Income (loss) from operations	(67,359)	(5,565)

Other income (expense):
Other income	-	1,404
Interest expense	(6,414)	(374)

Total other income (expense), net	(6,414)	1,030

Net income (loss)	$ (73,773)	$ (4,535)

Per share information:

Basic and diluted income (loss) per share	$ 0.00	$ 0.00

Weighted average shares outstanding
Preferred	1,000,000	-
Common	51,810,502	50,810,502

See accompanying notes to unaudited financial statements.

24/7 Kid Doc, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019

	Preferred Shares	Common Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total
Balance December 31, 2018	1,000,000	51,810,502	$100	$5,181	$8,451,308	795,347	$(40,773)	$(8,461,493)	$(45,677)

Treasury stock purchased						320,500	(5,807)		(5,807)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(73,773)	(73,773)

Balance March 31, 2019	1,000,000	51,810,502	$100	$5,181	$8,451,308	1,115,847	$(46,580)	$(8,535,266)	$(125,257)

See accompanying notes to unaudited financial statements.

24/7 Kid Doc, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net income (loss)	$(73,773)	$(4,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	72
Interest added to shareholder loans	-	374
Interest added to notes payable	6,414	-
Changes in assets and liabilities:
Decrease in cash in attorney’s trust account	11,834	-
Decrease in accounts payable and accrued expenses	(6,637)	-
Total adjustments	11,683	446
Net cash used in operating activities	$(62,090)	$(4,089)

Cash provided by financing activities -
Proceeds from notes payable	125,008	-
Proceeds from shareholder advance	19,443	-
Purchase of treasury stock	(5,807)	-
Net cash provided by financing activities	138,644	-

Increase (decrease) in cash and cash equivalents	76,554	(4,089)

Cash and cash equivalents, beginning of period	76,286	10,139

Cash and cash equivalents, end of period	$152,840	$6,050

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

24/7 KID DOC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

(1)Basis of Presentation and Going Concern

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

The business plan is to create a company that will deliver pediatric services to children and adults 24 hours a day, 7 days a week here in the United States.  In addition, we will be looking to provide these same services via the Internet to people throughout the world, especially in places where it is difficult to have available pediatric doctors or the standard of care is a concern.  While we do not anticipate having significant cash outlays until we implement our business plan, there can be no assurance that such model will result in profitable operations, and/or that we will be able to obtain the debt or equity financing necessary to pay our expenses.  Either of these factors could result in us having difficulty continuing as a going concern.    The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of and for the years ended December 31, 2018 and 2017, including notes, filed with the Company’s Form 10-12G.

(2)Recent Accounting Pronouncements

The Financial Accounting Standards Board issued a new accounting standard on accounting for leases which went into effect at the end of 2018.  We have not entered into any lease arrangements and therefore this new accounting standard has no effect on our financial statements.

There are no other new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

(3)Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the three-month periods ended March 31, 2019 and 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties.  There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long-term liquidity.  Sources of liquidity will come from sales of our services.  There are no material commitments for capital expenditure currently.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations There are no other known causes for any material changes from period to period in one or more-line items of our financial statements.

Our common stock is traded on the OTC QB market under the trading symbol TVMD.

Capital Resources and Source of Liquidity.

For the three months ended March 31, 2019, we had a net loss of $73,773.  We had the following adjustments to reconcile net loss to net cash used in operating activities.  We recorded depreciation adjustments of $72 and had interest added to notes payable of $6,414.  We had a decrease in cash in attorney’s trust account of $11,834 and a decrease in accounts payable and accrued expenses of $6,637.  We had net cash used in operating activities of $62,090 for the three months ended March 31, 2019.

For the three months ended March 31, 2018, we had a net loss of $4,535.  We had the following adjustments to reconcile net loss to net cash used in operating activities.  We recorded depreciation adjustments of $72 and had interest added to shareholder loans of $374.  As a result, we had net cash used in operating activities of $4,089 for the three months ended March 31, 2018.

For the three months ended March 31, 2019, we received $125,008 as proceeds from notes payable.  We received $19,443 as proceeds from a shareholder advance.  We spent $5,807 for the purchase of treasury stock.  As a result, we had net cash provided by financing activities of $138,644 for the three months ended March 31, 2019.  We did not pursue any financing activities for the three months ended March 31, 2018.

We did not pursue any investing activities for the three months ended March 31, 2019 and 2018.

While we believe that our cash on hand will be sufficient to conduct operations through December 31, 2019, we recognize that our ability to continue as a going concern is dependent on our ability to generate profitable operations and no assurance can be given that we will be able to accomplish such endeavor.

Results of Operations – Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, we did not record any revenues.  We spent $67,359 on general and administrative expenses.  We had interest expenses of $6,414.  As a result, we had a net loss of $73,773 for the three months ended March 31, 2019.

For the three months ended March 31, 2018, we did not record any revenues.  We spent $5,565 on general and administrative expenses.  We had other income of $1,404 and spent $374 on interest expenses.  As a result, we had a net loss of $4,535 for the three months ended March 31, 2018.

The $69,238, or 93.9% increase in net loss for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to the increase in general and administrative expenses during the three months ended March 31, 2019.  Our expenses during this period were primarily expenses involved in general operating expenses and expenses involved in developing the Telemedicine business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarters ended March 31, 2019 and 2018 we concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as our small size does not allow us to provide for the desired segregation of control functions, and/or allow us to hire accounting personnel that have a thorough understanding of SEC rules and regulations and such accounting principles.   Finally, we had a material weakness during such quarters with regard to limitations in the capacity of our accounting resources to identify and react in a timely manner to certain transactions as well as the adequate understanding of the disclosure requirements related to these transactions.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2019.   Based on this evaluation, our chief executive officer and principal financial officers have concluded there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the current quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

Dated: May 14, 2019

24/7 KID DOC, INC.

By:/s/Timothy B. Shannon

Timothy B. Shannon

Chief Executive Officer

Chief Financial Officer