Form 10-Q/A
period 2019-03-31
24/7 Kid Doc, Inc.
filed 2019-06-06
CIK 1094032

UNITED STATES

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

June 6, 2019:   Common Stock – 50,964,655

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission May 14, 2019, is being filed to correct the Statement of Stockholders’ Equity pursuant to Rule 8-03(a)(5) of Regulation S-X and to correct the Controls and Procedures disclosure pursuant to Item 307 of Regulation S-K.  No further changes were made to the document.

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

24/7 Kid Doc, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019

	Preferred Shares	Common Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total
Balance December 31, 2017	-	50,810,502	$ -	$5,081	$8,332,805	671,650	$(39,009)	$(8,400,130)	$(101,253)
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(4,535)	(4,535)
Balance March 31, 2018	-	50,810,502	$ -	$5,081	$8,332,805	671,650	$(39,009)	$(8,404,665)	$(105,788)

	Preferred Shares	Common Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total
Balance December 31, 2018	1,000,000	51,810,502	$100	$5,181	$8,451,308	795,347	$(40,773)	$(8,461,493)	$(45,677)
Treasury stock purchased	-	-	-	-	-	320,500	(5,807)	-	(5,807)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(73,773)	(73,773)
Balance March 31, 2019	1,000,000	51,810,502	$100	$5,181	$8,451,308	1,115,847	$(46,580)	$(8,535,266)	$(125,257)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2019, based on the following deficiencies:

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

We do not have written control procedures, and do not have sufficient staff to implement the related controls. Management had determined that this lack of written control procedures and the lack of the implantation of segregation of duties, represents a material weakness in our internal controls.

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

We will work to correct these deficiencies once we have revenues sufficient enough to hire new personnel.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Dated: June 6, 2019

24/7 KID DOC, INC.

By:/s/Timothy B. Shannon

Timothy B. Shannon

Chief Executive Officer

Chief Financial Officer