Form 10-Q
period 2019-06-30
24/7 Kid Doc, Inc.
filed 2019-08-13
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2019

-OR-

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a Non-accelerated Filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated Filer [ ]
Accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes-  ☐      No [X]

The number of outstanding shares of the registrant's common stock as of August 13, 2019:   Common Stock –50,964,655

24/7 KID DOC, INC.

FORM 10-Q

For the quarterly period ended June 30, 2019

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

24/7 Kid Doc, Inc.

Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$49,658	$76,286
Cash in attorney trust accounts	-	11,834

Total current assets	49,658	88,120

Property and equipment, at cost, net	759	902
Total Assets	$50,417	$89,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$8,000	$17,500
Advance from shareholder	19,443	-
Notes payable	255,833	117,199
Total current liabilities	283,276	134,699

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value, 200,000,000 shares authorized, 51,810,502 and 51,810,502 issued and 50,964,655 and 50,392,855 shares outstanding	5,181	5,181
Additional paid-in capital	8,451,308	8,451,308
Treasury stock, 1,417,647 and 795,347 shares, at cost	(60,395)	(40,773)
Accumulated (deficit)	(8,629,053)	(8,461,493)
Total Stockholders’ deficit	(232,859)	(45,677)
Total Liabilities and Stockholders’ deficit	$50,417	$89,022

See accompanying notes to financial statements

24/7 Kid Doc, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018

Sales	$-	$-	$-	$-
Cost of sales and services	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	81,575	7,694	153,934	13,259

Income (loss) from operations	(81,575)	(7,694)	(153,934)	(13,259)

Other income (expense):
Other income	-	-	-	1,404
Interest expense	(7,212)	(374)	(13,626)	(748)
Total other income (expense), net	(7,212)	(374)	(13,626)	656

Net income (loss)	$(88,787)	$(8,068)	$(167,560)	$(12,603)

Per share information:

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Preferred	1,000,000	-	1,000,000	-
Common	50,455,513	50,810,502	50,668,979	50,810,502

See accompanying notes to financial statements

24/7 Kid Doc, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2019 and 2018

	Preferred Shares	Common Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total

Balance December 31, 2017	-	51,810,502	$ -	$ 5,181	$ 8,332,805	671,650	$ (39,009)	$ (8,400,130)	$ (101,253)
Subscribed stock					$ 5,000				5,000
Net loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	(12,603)	(12,603)
Balance June 30, 2018	-	51,810,502	-	$ 5,181	$ 8,337,805	671,650	(39,009)	(8,412,733)	(108,656)

Balance December 31, 2018	1,000,000	51,810,502	$ 100	$ 5,181	$ 8,451,308	795,347	$ (40,773)	$ (8,461,493)	$ (45,677)
Treasury stock purchased						622,300	(19,622)		(19,622)
Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	(167,560)	(167,560)
Balance June 30, 2019	1,000,000	51,810,502	$ 100	$ 5,181	$ 8,451,308	1,417,647	(60,395)	(8,629,053)	(232,859)

See accompanying notes to unaudited financial statements.

24/7 Kid Doc, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash flows from operating activities
Net income (loss)	$(167,560)	$(12,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143	144
Interest added to shareholder loans	-	748
Interest added to notes payable	13,626	-
Change in assets and liabilities:
Decrease in cash in attorney’s trust account	11,834	-
Decrease in accounts payable and accrued expenses	(9,500)	-
Total adjustments	16,103	892
Net cash (used in) operating activities	$(151,457)	$(11,712)

Cash provided by financing activities:
Proceeds from notes payable	125,008	-
Proceeds from shareholder advance	19,443	-
Proceeds from subscribed shares	-	5,000

Purchase of treasury stock	(19,622)	-
	124,829	5,000

Increase (decrease) in cash and cash equivalents	(26,628)	(6,712)

Cash and cash equivalents, beginning of period	76,286	10,139

Cash and cash equivalents, end of period	$49,658	$3,427

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

24/7 KID DOC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

(3)Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the six-month periods ended June 30, 2019 and 2018.

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

Capital Resources and Source of Liquidity.

For the six months ended June 30, 2019, we had a net loss of $167,560.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we recorded depreciation adjustments of $143 and had interest added to notes payable of $13,626.  We had a decrease in cash in attorney’s trust account of $11,834 and a decrease in accounts payable and accrued expenses of $9,500.  We had net cash used in operating activities of $151,457 for the six months ended June 30, 2019.

For the six months ended June 30, 2018, we had a net loss of $12,604.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we recorded depreciation adjustments of $144 and had interest added to shareholder loans of $748.  As a result, we had net cash used in operating activities of $11,712 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, we received $125,008 as proceeds from notes payable.  We received $19,443 as proceeds from a shareholder advance.  We spent $19,622 for the purchase of treasury stock.  As a result, we had net cash provided by financing activities of $124,829 for the six months ended June 30, 2019.  For the six months ended June 30, 2018, we received $5,000 from a subscription to purchase common shares.

We did not pursue any investing activities for the six months ended June 30, 2019 and 2018.

While we believe that our cash on hand will be sufficient to conduct operations through December 31, 2019, we recognize that our ability to continue as a going concern is dependent on our ability to generate profitable operations and no assurance can be given that we will be able to accomplish such endeavor.

Results of Operations – Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, we did not record any revenues.  We spent $81,575 on general and administrative expenses.  We had interest expenses of $7,212.  As a result, we had a net loss of $88,787 for the three months ended June 30, 2019.

For the three months ended June 30, 2018, we did not record any revenues.  We spent 7,694 on general and administrative expenses.  We spent $374 on interest expenses.  As a result, we had a net loss of $8,068 for the three months ended June 30, 2018.

The $80,719, or 908.7% increase in net loss for the three months ended June 30 2019 compared to the three months ended June 30, 2018 is primarily due to the increase in general and administrative expenses during the three months ended June 30, 2019.  Our expenses during this period were primarily expenses involved in general operating expenses and expenses involved in developing the Telemedicine business.

Results of Operations – Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, we did not record any revenues.  We spent $153,934 on general and administrative expenses.  We had interest expenses of $13,626.  As a result, we had a net loss of $167,560 for the six months ended June 30, 2019.

For the six months ended June 30, 2018, we did not record any revenues.  We spent $13,259 on general and administrative expenses.  We had other income of $1,404 and spent $748 on interest expenses.  As a result, we had a net loss of $12,603 for the six months ended June 30, 2018.

The $154,957 or 752.1% increase in net loss for the six months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily due to the increase in general and administrative expenses during the six months ended June 30, 2019.  Our expenses during this period were primarily expenses involved in general operating expenses and expenses involved in developing the Telemedicine business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2019, based on the following deficiencies:

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

Dated: August 13, 2019

24/7 KID DOC, INC.

By:/s/Timothy B. Shannon

Timothy B. Shannon

Chief Executive Officer

Chief Financial Officer