Form 10-Q
period 2019-09-30
24/7 Kid Doc, Inc.
filed 2019-11-13
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2019

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

Yes-  [ ]      No [X]

The number of outstanding shares of the registrant's common stock as of November 13, 2019:   Common Stock –50,392,855

24/7 KID DOC, INC.

FORM 10-Q

For the quarterly period ended September 30, 2019

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

24/7 Kid Doc, Inc.

Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,942	$76,286
Cash in attorney trust accounts	-	11,834

Total current assets	8,942	88,120

Property and equipment, at cost, net	687	902
Total Assets	$9,629	$89,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$8,000	$17,500
Advance from shareholder	19,443	-
Notes payable	263,124	117,199
Total current liabilities	290,567	134,699

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding	100	100
Common stock, $.0001 par value, 200,000,000 shares authorized, 51,810,502 and 51,810,502 issued and 50,392,855 and 51,015,155 shares outstanding	5,181	5,181
Additional paid-in capital	8,451,308	8,451,308
Treasury stock, 1,417,647 and 795,347 shares, at cost	(60,395)	(40,773)
Accumulated (deficit)	(8,677,132)	(8,461,493)
Total Stockholders’ deficit	(280,938)	(45,677)
Total Liabilities and Stockholders’ deficit	$9,629	$89,022

See accompanying notes to financial statements

24/7 Kid Doc, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

                                                                                 Three Months                                   Nine Months

	2019	2018	2019	2018

Sales	$-	$-	$-	$-
Cost of sales and services	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	40,787	17,636	194,721	60,895

Income (loss) from operations	(40,787)	(17,636)	(194,721)	(60,895)

Other income (expense):
Other income	-	-	-	1,404
Interest expense	(7,292)	(374)	(20,918)	(1,122)
Total other income (expense), net	(7,292)	(374)	(20,918)	282

Net income (loss)	$(48,079)	$(18,010)	$(215,639)	$(60,613)

Per share information:

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Preferred	1,000,000	206,522	1,000,000	69,597
Common	50,392,855	50,701,806	50,575,926	50,110,868

See accompanying notes to financial statements

24/7 Kid Doc, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2019 and 2018

	Preferred Shares	Common Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Treasury Shares	Stock Amount	Accumulated (Deficit)	Total
Balance December 31, 2017	-	50,810,502	$-	$5,081	$8,332,805	671,650	$(39,009)	$(8,400,130)	$(101,253)
Shares sold for cash		1,000,000	-	100	4,900	-	-	-	5,000
Conversion of debt to preferred stock	1,000,000	-	100	-	39,900	-	-	-	40,000
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	-	-	(60,613)	(60,613)
Balance September 30, 2018	1,000,000	51,810,502	$100	$5,181	$8,377,605	671,650	(39,009)	(8,460,743)	(116,866)

Balance December 31, 2018	1,000,000	51,810,502	$100	$5,181	$8,451,308	795,347	$(40,773)	$(8,461,493)	$(45,677)
Treasury stock purchased						622,300	(19,622)		(19,622)
Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	-	(215,639)	(215,639)
Balance September 30, 2019	1,000,000	51,810,502	$100	$5,181	$8,451,308	1,417,647	(60,395)	(8,677,132)	(280,938)

See accompanying notes to unaudited financial statements.

24/7 Kid Doc, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net income (loss)	$(215,639)	$(60,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	216
Interest added to shareholder loans	-	1,121
Interest added to notes payable	20,917	-
Change in assets and liabilities:
Decrease in cash in attorney’s trust account	11,834	-
Increase (decrease) in accounts payable and accrued expenses	(9,500)	45,000
Total adjustments	23,466	46,338
Net cash (used in) operating activities	$(192,173)	$(14,276)

Cash provided by financing activities:
Proceeds from notes payable	125,008	-
Proceeds from shareholder advance	19,443	-
Proceeds from purchase of common stock	-	5,000

Purchase of treasury stock	(19,622)	-
	124,829	5,000

Increase (decrease) in cash and cash equivalents	(67,344)	(9,276)

Cash and cash equivalents, beginning of period	76,286	10,139

Cash and cash equivalents, end of period	$8,942	$863

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activity:
Conversion of accrued officer compensation to preferred stock	$-	$40,000

See accompanying notes to unaudited financial statements.

24/7 KID DOC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

(3)Basic and Diluted Income (Loss) Per Share

The Company calculates basic and diluted income (loss) per share as required by the FASB Accounting Standards Codification. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when we report a net loss, anti-dilutive common stock equivalents are not considered in the computation.  We did not have any dilutive common stock equivalents during any of the nine-month periods ended September 30, 2019 and 2018.

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

Capital Resources and Source of Liquidity.

For the nine months ended September 30, 2019, we had a net loss of $215,639.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we recorded depreciation adjustments of $215 and had interest added to notes payable of $20,917.  We had a decrease in cash in attorney’s trust account of $11,834 and a decrease in accounts payable and accrued expenses of $9,500.  We had net cash used in operating activities of $192,173 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, we had a net loss of $60,613.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we recorded depreciation adjustments of $216 and had interest added to shareholder loans of $1,121.  We had an increase in accounts payable and accrued expenses of $45,000. As a result, we had net cash used in operating activities of $14,276 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, we received $125,008 as proceeds from notes payable.  We received $19,443 as proceeds from a shareholder advance.  We spent $19,622 for the purchase of treasury stock.  As a result, we had net cash provided by financing activities of $124,829 for the nine months ended September 30, 2019.  For the nine months ended September 30, 2018, we received $5,000 from the purchase of common shares.

We did not pursue any investing activities for the nine months ended September 30, 2019 and 2018.

While we believe that our cash on hand will be sufficient to conduct operations through December 31, 2019, we recognize that our ability to continue as a going concern is dependent on our ability to generate profitable operations and no assurance can be given that we will be able to accomplish such endeavor.

Results of Operations – Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, we did not record any revenues.  We spent $40,787 on general and administrative expenses.  We had interest expenses of $7,292.  As a result, we had a net loss of $48,079 for the three months ended September 30, 2019.

For the three months ended September 30, 2018, we did not record any revenues.  We spent $17,636 on general and administrative expenses.  We spent $374 on interest expenses.  As a result, we had a net loss of $18,010 for the three months ended September 30, 2018.

The $30,069, or 167.0% increase in net loss for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to the increase in general and administrative expenses during the three months ended September 30, 2019.  Our expenses during this period were primarily expenses involved in general operating expenses and expenses involved in developing the Telemedicine business.

Results of Operations – Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, we did not record any revenues.  We spent $194,721 on general and administrative expenses.  We had interest expenses of $20,918.  As a result, we had a net loss of $215,639 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, we did not record any revenues.  We spent $60,895 on general and administrative expenses.  We had other income of $1,404 and spent $1,122 on interest expenses.  As a result, we had a net loss of $60,613 for the nine months ended September 30, 2018.

The $155,026 or 255.8% increase in net loss for the nine months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to the increase in general and administrative expenses during the nine months ended September 30, 2019.  Our expenses during this period were primarily expenses involved in general operating expenses and expenses involved in developing the Telemedicine business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2019, based on the following deficiencies:

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

Dated: November 13, 2019

24/7 KID DOC, INC.

By:/s/Timothy B. Shannon

Timothy B. Shannon

Chief Executive Officer

Chief Financial Officer