Form 10-K
period 2019-12-31
QDM International Inc.
filed 2020-05-01
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 707, Soho T2, Tianshan Plaza
Changning District, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

+86 (21) 52995776
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTC market as of June 28, 2019 ($0.13) was approximately $3,238,433.

As of April 29, 2020, 166,765,752 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

QDM International Inc.

(formerly 24/7 Kid Doc, Inc.)

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our telemedicine business and implement our business plan;

●	acceptance of the services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for telemedicine services in the United States;

●	our ability to continue as a going concern;

●	our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in the United States and around the world).

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1.	Business.

Overview

QDM International Inc. (formerly “24/7 Kid Doc, Inc.) (“we” or the “Company” or similar terminologies) was incorporated under the laws of the State of Florida on November 24, 1998 under the name Jarrett Favre Driving Adventure Inc. We operated a racing school which provided entertainment based oval driving classes, rides and events. On November 21, 2002, we changed our name to Dale Jarrett Racing Adventure, Inc. On November 18, 2015, we sold the assets and liabilities of the racing school to Tim Shannon, our Chief Financial Officer and director, due to our inability to sustain profitable operations. Shortly thereafter, the corporate name was changed to 24/7 Kid Doc, Inc. to more accurately reflect our proposed operations. We are a telemedicine company that plans to offer telemedicine access to K-12 schools at no cost to those schools and bill the patient’s insurance or Medicaid for the consultation.

Our Chief Executive Officer and Chief Financial Officers are presently responsible for our operations. Additional employees or independent contractors are obtained as required.

Operations

We are a telemedicine company that plans to provide Connect-a-Doc telemedicine kits to schools to provide an effective and affordable alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. The telemedicine kits will generally include digital otoscope, stethoscope, blood pressure cuff, thermometer and high definition, dental camera and dermatology camera.

Telemedicine is the use of medical information exchanged from one site to another via electronic communications to improve a patient’s clinical health status. Early uses of telemedicine, aside from the traditional use of telephones and fax machines, involved the digitization and transmission of X-Ray images between hospitals and radiologists’ offices. With advances in technology, the use of telemedicine has expanded to include a growing variety of applications and services using two-way video, email, smart phones and wireless diagnostic tools. Current telemedicine technology allows a medical professional to examine a patient and be instantly transmitted essential information such as their vital signs (blood pressure, heart rate and temperature). They can listen remotely to the patient’s heart and lungs with a digital stethoscope and even visually examine a patient with high resolution camera to see the patient’s ear drum, throat and skin hundreds or thousands of miles away.

We plan to provide standard telemedicine care for non-life- threatening situations in a convenient and appropriate area of schools. Services will include:

●	Acute illness or injury care;

●	Dermatology examinations of rashes and lesions;

●	Diagnosis and recommendations as to treatment or referral;

●	Administering scheduled medications;

●	Prescribing non-narcotic medications via e-prescription directly to the student’s designated pharmacy;

●	Mental health counseling for depression, drug abuse, and family problems; and

●	Consulting with staff regarding eating disorders and other behavior issues

Marketing Strategy

We market our services within Florida and Georgia. Once these markets have been successfully captured, we will proceed to expand to other states limited only by the capital available to support our expansion. Our sales model features a no-cost entry point for school districts. We have suspended our marketing efforts due to the outbreak of coronavirus.

Currently, 29 states and the District of Columbia require that private insurers cover telemedicine in the same manner as they cover in-person services. Many other insurers cover at least some telemedicine service and many more have expressed interest in expanding their telemedicine coverage. Based on this, we believe that the trend is moving toward many insurance companies in many states covering telemedicine, as it represents significant savings to the insurance companies, Medicare and Medicaid.

In order to operate and ensure that insurance providers can be appropriately billed, we require a Medicaid license in a State that has a telemedicine parity law. We are currently applying for a Medicaid license in Florida and Georgia, since both states have passed a telemedicine parity law. We are currently seeking help in Congress to set a national parity measure.

Revenue

We have not provided any telemedicine services to date. In addition, we are currently unable to generate revenue due to the requirement of obtaining a Medicaid license in a State that has a telemedicine parity law on the books. Once we have fulfilled this requirement, we will be generating revenues by billing the insurance providers of patients after providing telemedicine services.

Competition

Competitors include TelaDoc, Doctor on Demand, MD Live and AmWell. These companies provide a wide range of telemedicine services, often including pediatric care. To date, we believe we are the only company providing telemedicine to schools at no cost to such schools.

Intellectual Property

We do not, at this time, have any patents or trademarks or other intellectual property.

Governmental Regulations

Telemedicine requires both a State-issued Medicaid license and a telemedicine parity law in order to guarantee appropriate payment from the insurance providers of our patients. At this time there is not a national parity law. We are currently applying for a Medicaid license in Florida and Georgia, since both states have passed a telemedicine parity law.

Employees

Currently our Chief Executive Officer and Chief Financial Officer are responsible for our operations. We presently do not employ any medical staff. Additional employees or independent contractors are obtained as required.

Recent Development

On January 6, 2020, we filed an amendment with the State of Florida, to affect a 1-for-100 reverse split of all of our outstanding shares, effective January 13, 2020. The reverse split is currently being reviewed by FINRA.

On March 3, 2020, a Stock Purchase Agreement was entered into by and between Huihe Zheng and Tim Shannon, our then controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Agreement, Mr. Shannon sold to Mr. Zheng (i) 71,000,000 shares of our common stock, representing 42.6% of our total issued and outstanding shares of common stock as of March 9, 2020 and (ii) 1,350,000 Series B Preferred Shares, each entitling the holder to 100 votes on all corporate matters submitted for stockholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds (the “Transaction”). The shares of common stock and Series B Preferred Shares acquired by Mr. Zheng, in the aggregate, represented 68.3% of our outstanding voting securities as of March 9, 2020, and the acquisition of such shares resulted in a change in control of our company.

In connection with the Transaction, on March 9, 2020, Ken Scott resigned as our accountant and director, Tarik Iles resigned as our director, and Tim Shannon resigned as our Chief Executive Officer and President, effective immediately. On March 9, 2020, our board of directors appointed Huihe Zheng and Huili Shen as directors to fill the vacancies created by the departure of Messrs. Scott and Iles. In addition, Mr. Zheng was appointed to serve as Chairman of the Board and our Chief Executive Officer and President and Ms. Shen was appointed as our Secretary.

On March 11, 2020, we incorporated QDM International Inc. (“QDM”), a Florida corporation and a wholly owned subsidiary and QDM Merger Sub, Inc. (“Merger Sub”), a Florida corporation and a wholly owned subsidiary of QDM, for the purposes of effectuating a name change by implementing a reorganization of our corporate structure through a merger (the “Merger”). On March 13, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among our company, QDM, and Merger Sub. On April 8, 2020, we filed the Articles of Merger with the State of Florida to effect the Merger as stipulated by the Merger Agreement.

Pursuant to the Merger Agreement, Merger Sub merged with and into o with the Company being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and the Company became a direct, wholly-owned subsidiary of QDM. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Shares of the Company were converted into shares of QDM Common Stock and Series B Preferred Shares of QDM, respectively, on a one-for-one basis, with QDM securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company’s securities being converted. As a result, upon consummation of the Merger, all of our stockholders immediately prior to the Merger became stockholders of QDM.

The Articles of Incorporation and bylaws of QDM immediately after the effective time of the Merger were substantially identical to our Articles of Incorporation and bylaws immediately prior to the effective time of the Merger. Our Articles of Incorporation were amended by the addition of the following new ARTICLE VI:

“Pursuant to Section 607.11045 of the FBCA, any act or transaction by or involving the Corporation which requires for its adoption under the FBCA or these Articles of Incorporation the approval of the shareholders of the Corporation, will also require the approval of the shareholders of QDM International Inc., a Florida corporation, or any successor thereto by merger, by the same vote as is required by the FBCA or these Articles of Incorporation.”

Our directors and officers immediately prior to the effective time of the Merger became the directors and officers of QDM immediately after the effective time of the Merger. It is intended that the Merger will qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and, as a result, our stockholders will not recognize gain or loss for United States federal income tax purposes.

Upon consummation of the Merger, QDM became the successor issuer to the Company pursuant to 12g-3(a) and as a result shares of QDM Common Stock was deemed to be registered under Section 12(g) of the Exchange Act. The Company became a wholly owned subsidiary of QDM and will continue to develop its telemedicine businesses.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

We do not own or lease any properties. Our executive offices are provided to us for use free of charge by Huihe Zheng, our principal stockholder, Chief Executive Officer, President and Chairman of the Board.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal or administrative proceedings. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on OTCQB operated by the OTC Markets under the symbol “TVMD.” We expect to change our ticker symbol to “QDM” upon the approval of our name change to “QDM International Inc.” by FINRA. There has been limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b) Stockholders of Record

Based upon information furnished by our transfer agent, as of April 29, 2020, we had approximately 170 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c) Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities

On June 20, 2019, the Company issued an aggregate of 1,350,000 Series B Preferred Shares to the directors of the Company as compensation for their services rendered.

On January 22, 2020, the Company converted its outstanding convertible notes including principal and accrued interest in the aggregate amount of $271,642 into 33,955,250 shares of common stock at a conversion price of $.008 per share.

On February 11, 2020, the Company issued 104,000,000 shares of common stock to Timothy Shannon, our Chief Financial Officer and director in lieu of accrued compensation. On February 13, 2020, the Company cancelled 33,000,000 of the common shares issued to Timothy Shannon.

On February 11, 2020, the Company converted 1,000,000 Series A preferred shares into 10,000,000 shares of common stock.

The securities issued in the above transactions were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services provide an effective and affordable alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

Results of Operations

We did not generate any revenue for the year ended December 31, 2019 and 2018 because we were not able to market our products and services effectively.

For the year ended December 31, 2019, we spent $227,180 on general and administrative expenses and spent $27,069 on interest accrued on the convertible promissory notes. As a result, we had net loss of $254,249 for the year ended December 31, 2019.

For the year ended December 31, 2018, we spent $60,505 on general and administrative expenses. We spent $2,262 on interest expense and received $1,404 from the disposal of an otoscope. As a result, we had net loss of $61,363 for the year ended December 31, 2018.

The increase of $192,886, or 314% in the net loss for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily due to an increase in general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2019, our general and administrative expenses increased by $166,675, or 275% from the year ended December 31, 2018. The increase in general and administrative expenses was due to the costs of auditing prior years, the legal services to become a reporting company again and the payroll paid to Mr. Shannon, an officer and director.

Our expenses during 2019 were primarily expenses involved in general operating expenses to register the Company as a reporting company and become listed on the OTCQB.

Liquidity and Capital Resources

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended December 31, 2019, we had a net loss of $467,234. We had the following adjustments to reconcile net loss to net cash used in operating activities: We had an increase of $287 due to depreciation, an increase of $27,069 due to interest added to notes payable. Stock compensation for the board of directors was $212,985 for the year ended December 31, 2019. We had the following change in assets and liabilities: We had an increase in liabilities of $15,500 due to accrued expenses and an increase of $11,834 in the cash in the attorney trust account. As a result, we had net cash used in operating activities of $199,559 for the year ended December 31, 2019.

For the year ended December 31, 2018, we had a net loss of $61,363. We had the following adjustments to reconcile net loss to net cash used in operating activities: We had an increase of $287 due to depreciation, an increase of $1,121 due to interest added to shareholder loans and an increase of $1,140 due to interest added to notes payable. We had the following change in assets and liabilities: We had an increase in liabilities of $17,500 due to accrued expenses and a decrease of $11,834 in the cash in the attorney trust account. As a result, we had net cash used in operating activities of $53,148 for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, we did not pursue any investing activities.

For the year ended December 31, 2019, we spent $19,622 on the purchase of treasury stock and received $19,443 from a shareholder advance and $125,009 in exchange for notes payable resulting in net cash provided by financing activities of $124,830 for the year ended December 31, 2019.

For the year ended December 31, 2018, we spent $1,764 on the purchase of treasury stock and received $5,000 from the sale of common stock and $116,059 in exchange for notes payable resulting in net cash provided by financing activities of $119,295 for the year ended December 31, 2018.

We do not have sufficient cash on hand to conduct operations through December 31, 2020. We recognize that our ability to continue as a going concern will be dependent on advances from our stockholder and on our ability to generate revenue and no assurance can be given that we will be able to accomplish such endeavor.

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

Liquidity

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2019. If the need arises, we anticipate that we may be able to raise additional funds from existing shareholders. However, there can be no assurance that our plans will be successful in which case we would have difficulty meeting our obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

We recognize revenue when we satisfy our obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a. the customer simultaneously receives and consumes the benefits as the entity performs;

b. the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c. the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Cost of services include all expenses directly incurred to generate revenue, which include costs such as products purchases, processing fees, chargebacks and disputes, and shipping costs.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years. As of December 31, 2019, we believe the remaining carrying values of these assets are recoverable.

Stock-Based Compensation

We record stock-based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of QDM International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QDM International Inc. (formerly 24/7 Kid Doc, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

April 30, 2020

QDM INTERNATIONAL INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 and 2018

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$76,286
Cash in attorney trust account	-	11,834

Total current assets	1,557	88,120

Property and equipment, at cost, net	615	902

Total assets	$2,172	$89,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$33,000	$17,500
Notes payable	269,277	117,199
Advances from shareholder	19,443	-

Total current liabilities	321,720	134,699

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 2,350,000 and 1,000,000 issued and outstanding	235	100
Common stock, $.0001 par value, 200,000,000 shares authorized, 51,810,502 and 51,810,502 shares issued and 50,092,855 and 51,015,155 shares outstanding	5,181	5,181
Additional paid-in capital	8,664,158	8,451,308
Treasury stock, 1,417,647 and 795,347 shares at cost	(60,395)	(40,773)
Accumulated (deficit)	(8,928,727)	(8,461,493)
Total stockholders’ equity (deficit)	(319,548)	(45,677)

	$2,172	$89,022

See accompanying notes to financial statements.

QDM INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Operating expenses:
Related party expenses:
Officer compensation	$111,000	$5,000
Board of Directors compensation	212,985	-
Office rent	5,500	5,500
Travel	7,597	2,608
Office expense	7,195	2,266
Other expenses	2,499	-
General and administrative expenses	93,389	45,131
Total operating expenses	440,165	60,505

Loss from operations	(440,165)	(60,505)

Other income (expense):
Other income	-	1,404
Interest expense	(27,069)	(2,262)
	(27,069)	(858)

Net loss from operations	$(467,234)	$(61,363)

Per share information:
Basic (loss) per share	$(0.01)	$(0.00)
Diluted (loss) per share	$(0.01)	$(0.00)

Weighted average basic shares outstanding:
Preferred	1,721,233	304,110
Common	51,325,129	51,287,214

Weighted average diluted shares outstanding:
Preferred	10,721,233	3,041,096
Common	84,484,596	52,350,144

See accompanying notes to financial statements.

QDM INTERNATIONAL INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred	Common	Preferred Stock	Common Stock	Additional Paid-in	Treasury	Stock	Accumulated
	Shares	Shares	Amount	Amount	Capital	Shares	Amount	(Deficit)	Total
Balance December 31, 2017	-	50,810,502	$-	$5,081	$8,332,805	671,650	$(39,009)	$(8,400,130)	$(101,253)

Stock purchased	-	1,000,000	-	100	4,900	-	-	-	5,000
Stock exchanged for compensation	1,000,000	-	100	-	39,900	-	-	-	40,000
Shareholder notes forgiven	-	-	-	-	53,703	-	-	-	53,703
Accrued compensation forgiven	-	-	-	-	20,000	-	-	-	20,000
Treasury stock purchased	-	-	-	-	-	123,697	(1,764)	-	(1,764)

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	(61,363)	(61,363)

Balance December 31, 2018	1,000,000	51,810,502	$100	$5,181	$8,451,308	795,347	$(40,773)	$(8,461,493)	$(45,677)

Treasury stock purchased						622,300	(19,622)		(19,622)
Stock exchanged for compensation	1,350,000		135		212,850				212,985
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(467,234)	(467,234)
Balance December 31, 2019	2,350,000	51,810,502	$235	$5,181	$8,664,158	1,417,647	$(60,395)	$(8,928,727)	$(319,548)

See accompanying notes to financial statements.

QDM INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Cash flows from operating activities:	$(467,234)	$(61,363)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	287	287
Interest added to shareholder loans	-	1,122
Interest added to notes payable	27,069	1,140
Stock compensation for Board of Directors	212,985	-
Changes in assets and liabilities:
(Increase) decrease in cash in attorney’s trust account	11,834	(11,834)
Increase in accrued expenses	15,500	17,500
Total adjustments	267,675	8,215
Net cash used in operating activities	(199,559)	(53,148)

Cash flows from financing activities:
Proceeds from notes payable	125,009	116,059
Proceeds from issuance of stock	-	5,000
Proceeds from shareholder advance	19,443	-
Purchase of treasury stock	(19,622)	(1,764)
Net cash provided by (used) in financing activities	124,830	119,295

Net increase (decrease) in cash	(74,729)	66,147

Cash and cash equivalents, beginning	76,286	10,139

Cash and cash equivalents, ending	$1,557	$76,286

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash and investing activities:
Conversion of accrued officer compensation to preferred stock	$-	$40,000
Shareholder loans forgiven	$-	$53,703
Accrued officer compensation forgiven	$-	$15,000

See accompanying notes to financial statements.

QDM International Inc.

Notes to Financial Statements

December 31, 2019 and 2018

Note 1. Organization, Significant Accounting Policies and Liquidity

We (the “Company” or similar terminology) were incorporated under the laws of the State of Florida on November 24, 1998 under the name Jarrett Favre Driving Adventure Inc. We operated a racing school which provided entertainment based oval driving classes, rides and events. On November 21, 2002, we changed our name to Dale Jarrett Racing Adventure, Inc. On November 18, 2015, we sold the assets and liabilities of the racing school to Tim Shannon, our Chief Financial Officer and director, due to our inability to sustain profitable operations. Shortly thereafter, our name was changed to 24/7 Kid Doc, Inc. to more accurately reflect our proposed operations. On April 8, 2020, we effected a name change to QDM International Inc. by implementing a reorganization of our corporate structure through a merger.

We are a telemedicine company that offers telemedicine access to K-12 schools at no cost to those schools and bill the patient’s insurance or Medicaid for the consultation.

Beginning in January of 2016, we marketed our services within Florida and Georgia. Once these markets have been successfully captured, we will proceed to expand to other states limited only by the capital available to support our expansion. Our sales model features a no-cost entry point for school districts.

Going Concern

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have stockholder and working capital deficits at December 31, 2019. Our primary liabilities as of December 31, 2019 consist of short-term notes payable that are due in 2019. We recognize we will ultimately either need to increase revenues and/or raise additional debt or equity capital to sustain our operations. We plan to continue close monitoring of general and administrative expenses in 2020 and may seek to reduce such expenses and we are also investigating the possibility of investing in an alternative business model. Absent our ability to be successful in such endeavors, we may seek to raise capital from existing shareholders. While we believe we will obtain adequate cash to meet our commitments in 2020, there can be no assurance that our beliefs will come to fruition in which case we would most likely have continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a. the customer simultaneously receives and consumes the benefits as the entity performs;

b. the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c. the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Cost of services include all expenses directly incurred to generate revenue, which include costs such as products purchases, processing fees, chargebacks and disputes, and shipping costs.

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customer, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific issues are reviewed to arrive at appropriate allowances. There was no allowance at December 31, 2019 and 2018.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 2019 and 2018.

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. We did not have any advertising costs charged to operations for the years ended December 31, 2019 and 2018.

Fair Value of Financial Instruments

At December 31, 2019, our short-term financial instruments consist primarily of cash, accrued expenses, shareholder advance and short-term notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. We also believe the carrying values of our note payable obligations approximates its fair value because the terms on such obligation approximate the terms at which similar obligations could currently be negotiated.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the year ended December 31, 2019. Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

Stock-Based Compensation

We recognize stock-based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. At December 31, 2019 and 2018, we had 85,143,452 and 68,158,002 shares of common stock outstanding on a fully diluted basis, respectively. At December 31, 2019 and 2018, we had 1,000,000 and 1,000,000 dilutive preferred shares outstanding, respectively. These preferred shares were convertible into 10,000,000 shares of common stock.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 2. Cash in attorney trust accounts

At December 31, 2019 and 2018, the Company has $0 and $11,834 held in attorney trust accounts. The accounts do not bear interest and the Company may withdraw funds any time at its discretion.

Note 3. Property and Equipment

Property and equipment consist of the following at December 31, 2019 and 2018:

	2019	2018
Office equipment	$1,664	$1,664
Less accumulated depreciation	(1,043)	(761)
	$615	$902

Depreciation charged to operations was $287 and $287 for the years ended December 31, 2019 and 2018, respectively.

Note 4. Notes Payable

For the year ended December 31, 2018, the Company received cash proceeds the issuance of promissory notes in the aggregate principal amount of $241,067. These notes bear a simple interest at 12.0% and are due and payable for varying terms ranging from one to two years after their issuance. The notes are convertible to shares of common stock of the Company at a conversion price per share is $0.008, subject to adjustments for stock splits and combinations.

Note 5. Long-term Debt

At December 31, 2019 and 2018, we were not obligated for any long-term debt.

Note 6. Stockholders’ Deficit

No compensation cost was recognized during 2019 or 2018 as a result of stock options. We had no exercisable options outstanding at December 31, 2019.

On July 11, 2018, we sold 1,000,000 shares of common stock in exchange for $5,000 of cash.

On September 12, 2018, the Company issued 1,000,000 shares of preferred stock to Tim Shannon, our then Chief Executive Officer, President and sole employee, in exchange for $40,000 of compensation that had been accrued but not paid to him. Each preferred share was convertible, after one year, to ten shares of common stock. At the time of the preferred shares issuance, there was no market value of preferred shares as these were the first issued by the Company.

On October 30, 2018, Tim Shannon sold these shares to an unrelated third party for a cash payment of $40,000.

Recognizing that the convertibility of the preferred shares was not until September 12, 2019 and that a sale to an unrelated third party occurred on October 30, 2018, the Company has valued the issuance of these shares at $40,000.

On June 20, 2019, the Company issued an aggregate of 1,350,000 shares of Preferred Series B stock to its Board of Directors for services rendered. These shares were subsequently sold in March of 2020 with 71 million shares of common stock. The 1,350,000 shares of TVMD Preferred Series B stock represented $212,985 of the $500,000 purchase price. Therefore, this value was used to value the issuance of the preferred shares on issuance date as the subsequent sale represented an independent, third party arms-length transaction creating a fair value for these shares.

Note 8. Income Taxes

We have not provided for income taxes in 2019 or 2018 as a result of operating losses. We have net operating loss carryforwards at December 31, 2019 of approximately $3,950,000 that expire in various years through 2039. We have fully reserved our net deferred income tax asset since we are uncertain as to whether future income from operations will be available to utilize it. The approximate deferred tax assets and liabilities, assuming a blended state and federal rate of 26% and the related allowance are as follows:

	2019	2018
Non-current deferred tax assets (liabilities), net:
Tax benefit of net operating loss carryforwards	$1,027,000	$962,000
Less valuation allowance	(1,027,000)	(962,000)
Net deferred tax asset	$-	$-

The valuation reserve increased by $65,000 in 2019 and by $26,000 in 2018.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to our loss before income taxes for the years ended December 31, 2019 and 2018. Our combined federal and state effective tax rate as a percentage before taxes for the years ended December 31, 2019 and 2018, approximated 26%. The following are reconciliations of the income tax at the effective tax rate with the income tax at the U.S. federal and state statutory tax rate for the years ended December 31, 2019 and 2018:

	2018	2017
Income tax provision at the federal and state statutory rate	26%	26%
Effect of operating losses and other temporary differences	(26)%	(26)%
Effective tax rates	0%	0%

Note 9. Extinguishment of Debt

In October 2018, our then Chief Executive Officer and President and two shareholders agreed to forgive their notes receivable and related accrued interest. The total of this extinguished debt was $53,703. The amount of the extinguished debt was added to additional paid in capital as the noteholders were related parties.

In October 2018, our then Chief Executive Officer and President agreed to forego accrued officer compensation in the amount of $20,000. The amount of the extinguished debt was added to additional paid in capital as our Chief Executive Officer and President is a related party.

Note 10. Related Party Transaction

During the 4th quarter of 2018 and first quarter of 2019, certain shareholders and affiliates of shareholders provided funds in the aggregate principal amount of $241,067 to the Company in exchange for promissory notes bearing a simple interest at 12% per annum and varying maturity dates ranging from one to two years from the date of issuance. These notes are convertible to shares of common stock at $0.008 per share, subject to certain adjustments, during the term on the note at the option of the holders.

In September 2018, the Board approved the issuance of 1,000,000 shares of the Company’s preferred shares to our then President in exchange for services rendered.

In October 2018, our then Chief Executive Officer and President and two shareholders agreed to forgive their notes receivable and related accrued interest. The total of this extinguished debt was $53,703.

In October 2018, our then Chief Executive Officer and President agreed to forego accrued officer compensation in the amount of $20,000.

Note 11. Subsequent Events

In January 2020, the Company converted its outstanding convertible notes into shares of common stock. The $271,642 in notes payable with interest accrued was converted into 33,955,250 shares of common stock at a price of $0.008 per share.

In February 2020, the Company issued 104,000,000 shares of common stock at the equivalent price of $.001 per share in lieu of accrued compensation to our then Chief Executive Officer and President. The Company also converted 1,000,000 shares of Series A preferred shares into 10,000,000 shares of its common stock.

In February 2020, the Board approved the cancellation of 33,000,000 shares of common stock to our then Chief Executive Officer and President which were issued earlier in the month. This cancellation was necessary to keep the Company in compliance with the public float requirement of the OTCQB marketplace.

In February 2020, Timothy Shannon forgave $71,000 of debt owed to him from the Company in connection with the change of control.

On March 11, 2020, we incorporated QDM International Inc. (“QDM”), a Florida corporation and a wholly owned subsidiary and QDM Merger Sub, Inc. (“Merger Sub”), a Florida corporation and a wholly owned subsidiary of QDM, for the purposes of effectuating a name change by implementing a reorganization of our corporate structure through a merger (the “Merger”). On March 13, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among our company, QDM, and Merger Sub. On April 8, 2020, we filed the Articles of Merger with the State of Florida to effect the Merger as stipulated by the Merger Agreement.

Pursuant to the Merger Agreement, Merger Sub merged with and into the Company being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and the Company became a direct, wholly-owned subsidiary of QDM. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Shares of the Company were converted into shares of QDM Common Stock and Series B Preferred Shares of QDM, respectively, on a one-for-one basis, with QDM securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company’s securities being converted. As a result, upon consummation of the Merger, all of our stockholders immediately prior to the Merger became stockholders of QDM.

Upon consummation of the Merger, QDM became the successor issuer to the Company pursuant to 12g-3(a) and as a result shares of QDM Common Stock was deemed to be registered under Section 12(g) of the Exchange Act.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of December 31, 2019: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officers of the Company as of the date of this Report. Each director of the Company has been elected to hold office until the next annual meeting of stockholders and thereafter until his or her successor is elected and has qualified.

Name	Age	Positions	Date First Appointed
Huihe Zheng	39	Chairman of the Board, Chief Executive Officer and President	March 9, 2020
Tim Shannon	58	Chief Financial Officer and director	November 24, 1998
Timothy Miles	55	Director	January 29, 2020
Huili Shen	37	Secretary and director	March 9, 2020

Biographical Information

Huihe Zheng has more than twenty years of experience in investment and wealth management. Mr. Zheng has served as Chairman of Shanghai Dingchan Industrial Co., Ltd., which he founded in November 2013, a company primarily engaged in wholesale and distribution of computer equipment and components. Mr. Zheng has served as Chief Executive Officer and Chairman of Shanghai Hewu Investment Management Co., Ltd., an investment company, since he founded the company in January 2016. From 1999 to 2016, Mr. Zheng primarily focused on securities trading in stock markets in China and abroad. Mr. Zheng graduated from University of Southampton in 2019 with a bachelor’s degree in accounting and finance.

Tim Shannon has served as the Chief Financial Officer of the Company since June 2005 and director of the Company since inception. Mr. Shannon served as President and Chief Executive Officer of the Company from November 1998 until March 2020. Mr. Shannon spent six years as a systems engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida’s Engineering College with a degree in Computer Science.  From 1990 to 1994, Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, FL.  In 1995, he co-founded Shannon/Rosenbloom Marketing with Brian Rosenbloom, a former director of Dale Jarrett Racing Adventure, Inc. Mr. Shannon received a bachelor’s degree in computer technology from University of South Florida.

Timothy Miles has been the president and owner of Happiness Now Hypnosis since 2016. From 1999 through 2016, Mr. Miles was the president of Littlepond Enterprises, Inc. Mr. Miles attended the University of California at Davis, but did not receive a degree.

Huili Shen has served as the managing graphic designer at Ctrip Travel Network Technology Co., Ltd., a travel services company, since November 2010. From May 2006 to October 2010, Ms. Shen was an assistant graphic designer at Huiguang Technology Co., Ltd, a software company. Ms. Shen worked as a graphic designer at Haotian Technology Shanghai Co., Ltd., a software company, from September 2003 to April 2006. Ms. Shen graduated from Sanda University with a bachelor’s degree in graphic design.

Director Independence

We are not currently listed on a national stock exchange and not required to maintain a majority of independent directors. However, Timothy Miles qualifies as an independent director as defined under the rules of the OTCQB Marketplace.

Family Relationships

There are no family relationships between our directors and executive officers.  It is anticipated that Tim Shannon and Timothy Miles will resign from the Board ten days after the mailing of an information statement of the Company on Schedule 14F-1 in connection with the Transaction. Mr. Shannon is expected to serve as Chief Financial Officer of the Company until the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Board and Committees

We do not have any independent directors. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange. Our board of directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole.

Involvement in Certain Legal Proceedings

None of our directors and executive officers have been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Conduct and Ethics

We currently do not have a Code of Ethics and plan to adopt one as we develop our business.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of its Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, each of Timothy Miles, Tarik Iles, Jie Zhang, Jiaming Ou and Top Team Asia was late in filing a Form 3 and Tim Shannon was late for filing a Form 4.

Item 11.	Executive Compensation.

The following table summarizes all compensation paid for services to the Company in all capacities for our fiscal years ended December 31, 2019 and 2018 for (i) each person serving as our principal executive officer, and (ii) each person serving as our principal financial officer.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tim Shannon CEO, CFO,	2019	65,000	-	40,000	(2)	-	-	-	-	105,000
Director(1)(3)	2018	55,000	-	-		-	-	-	-	55,000

(1)	Beginning in October of 2018, we began paying compensation of $5,000 per month to Mr. Shannon. In April of 2019, Mr. Shannon’s compensation was increased to $10,000 per month.
(2)	In October of 2018, the Company converted $40,000 of Timothy Shannon’s accrued compensation to 1,000,000 shares of the Company’s preferred stock.
(3)	Mr. Shannon also received additional compensation for his services as a director. See “- Director Compensation.”

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

We do not have any written employment agreement with our executive officers.

Director Compensation

Directors received stock compensation in October 2019 in the form of Series B Preferred Stock. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or otherwise incurred in their capacities as directors. The following table shows for the fiscal year ended December 31, 2019, certain information with respect to the stock compensation of our directors:

Name	Number of Shares	Value ($)
Tim Shannon	1,000,000	50,000
Ken Scott	200,000	10,000
Timothy Miles	100,000	5,000
Tarik Iles	50,000	2,500

Compensation Committee Interlocks and Insider Participation

Tim Shannon was our President, Chief Executive Officer, Chief Financial Officer and Ken Scott was employed by us during the fiscal year ended December 31, 2019. None of our officers and directors currently serves, or in the past year has served, as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of April 29, 2020 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned. The business address of each person listed below is Room 707, Soho 72, Tianshan Plaza, Changning District, Shanghai China, 200051.

Name and Address	Number of Shares Owned	Percentage of Shares Owned
5% Stockholders
Huihe Zheng(1)	71,000,000	42.6%
Jie Zhang(2)	26,611,914	16.0%
Top Team Asia(3)	27,616,750	16.6%
Jiaming Ou(4)	12,814,125	7.7%

Directors and Officers
Huihe Zheng(1)	71,000,000	42.6%
Tim Shannon(5)	83,333	*
Huili Shen	-	-
Timothy Miles	-	-
All officers and directors as a group (four persons)	71,083,333	42.65%

*	Less than 1%.

(1)	Mr. Zheng also owns 1,350,000 Series B Preferred Shares, each of which entitling him to 100 votes on all corporate matters submitted for stockholder approval.

(2)	The address for this shareholder is Room 605, Building 1, 569 Changshou Road, Shanghai, China 200040.

(3)	The address for this shareholder is Flat/Room 6 3F, Yip Fung Industrial Building, No. 7 Sheung Hei Street, San Po Long, Kowloon, Hong Kong.

(4)	The address for this shareholder is Room 12E, Building A, Binfen Shidai Garden, Middle Dongmen Road, Shenzhen, China 518001.

(5)	The address for this shareholder is 1197 Fox Chase Drive, Newton, NC 28658.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the fourth quarter of 2018 and first quarter of 2019, we issued convertible promissory notes in the aggregate principal of $241,067 to certain shareholders and affiliates of shareholders. These notes born a simple interest at 12% per annum and had terms ranging from approximately one to two years. These notes were convertible into shares of common stock at the option of the holders at a conversion price of $0.008 per shares, subject to certain adjustments. On January 22, 2020, we converted these notes with accrued interest in the aggregate amount of $271,642 into 33,955,250 shares of common stock.

In October of 2019, our directors received stock compensation an aggregate of 1,350,000 Series B preferred shares. The following table shows for the fiscal year ended December 31, 2019, certain information with respect to the stock compensation of our directors:

Name	Number of Shares	Value ($)
Tim Shannon	1,000,000	50,000
Ken Scott	200,000	10,000
Timothy Miles	100,000	5,000
Tarik Iles	50,000	2,500

In February 2020, the Company issued 104,000,000 shares of common stock at the equivalent price of $.001 per share in lieu of accrued compensation to Tim Shannon, our Chief Financial Officer and director. In February 2020, the Board approved the cancellation of 33,000,000 shares of common stock to Mr. Shannon which were issued earlier in the month. This cancellation was necessary to keep the Company in compliance with the public float requirement of the OTCQB marketplace.

In February 2020, Timothy Shannon, our Chief Financial Officer and director, forgave $71,000 of debt owed to him from the Company in connection with the Transaction.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, BF Borgers CPA PC, during the fiscal year ended December 31, 2019 and 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2019	2018
Audit Fees	$10,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$ l0,000

Pre-Approval Policies and Procedures

Our board of directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 1, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 1, 2020
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 1, 2020
21.1*	List of Subsidiaries
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: May 1, 2020	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	May 1, 2020
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	May 1, 2020
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	May 1, 2020
Timothy Miles