Form 10-Q
period 2020-03-31
QDM International Inc.
filed 2020-06-26
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________   to ________.

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

Room 707, Soho T2, Tianshan Plaza Changning District, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

+86 (21) 52995776

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 25, 2020, there were 1,667,785 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

 PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

QDM INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$381	$1,557

Total current assets	381	1,557

Property and equipment, at cost, net	543	615

Total assets	$924	$2,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$15,500	$33,000
Notes payable	—	269,277
Advances from shareholder	—	19,443

Total current liabilities	15,500	321,720

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 13,500 and 23,500 issued and outstanding	135	235
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,667,658 and 518,105 shares issued and 1,653,482 and 503,929 shares outstanding	167	5,181
Additional paid-in capital	9,044,699	8,664,158
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Accumulated deficit	(8,999,182)	(8,928,727)
Total stockholders’ deficit	(14,576)	(319,548)

	$924	$2,172

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	March 31, 2020	March 31, 2019
Operating expenses:	(Unaudited)	(Unaudited)
General and administrative expenses	68,090	67,359
Total operating expenses	68,090	67,359

Loss from operations	(68,090)	(67,359)

Other income (expense):
Interest expense	(2,365)	(6,414)
	(2,365)	(6,414)

Net loss from operations	$(70,455)	$(73,773)

Per share information:
Basic loss per share	$(0.07)	$(0.14)
Diluted loss per share	$(0.07)	$(0.14)

Weighted average basic & diluted shares outstanding:
Preferred	18,167	10,000
Common	968,504	518,105

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Shares	Shares	Shares	Amount	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2018	10,000	518,105	7,953	$100	$5,181	(40,773)	$8,451,308	$(8,461,493)	$(45,677)

Share redemptions	—	—	3,205	—	—	(5,807)	—	—	(5,807)
Net loss	—	—	—	—	—	—	—	(73,773)	(73,773)
Balance March 31, 2019 (Unaudited)	10,000	518,105	11,158	$100	$5,181	(46,580)	$8,451,308	$(8,535,266)	$(125,257)

Balance December 31, 2019	23,500	518,105	14,176	$235	$5,181	(60,395)	$8,664,158	$(8,928,727)	$(319,548)
Shares consolidation	—	—	—	—	(5,129)	—	5,129	—	—
Balance December 31, 2019 (Adjusted)	23,500	518,105	14,176	$235	$52	(60,395)	$8,669,287	$(8,928,727)	$(319,548)

Shares issuance	—	710,000	—	—	71	—	71,009	—	71,080
Conversion of notes payable	—	339,553	—	—	34	—	271,608	—	271,642
Conversion of preferred shares to common shares	(10,000)	100,000	—	(100)	10	—	90	—	—
Contribution from shareholders	—	—	—	—	—	—	13,262	—	13,262
Forgiveness of shareholder advances	—	—	—	—	—	—	19,443	—	19,443
Net loss	—	—	—	—	—	—	—	(70,455)	(70,455)
Balance March 31, 2020 (Unaudited)	13,500	1,667,658	14,176	$135	$167	(60,395)	$9,044,699	$(8,999,182)	$(14,576)

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	$(70,455)	$(73,773)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	72
Interest added to notes payable	2,365	6,414
Share-based payments	38,080	—
Changes in assets and liabilities:
(Increase) decrease in cash in attorney’s trust account	—	11,834
(Increase) decrease in accounts payable and accrued liabilities	15,500	(6,637)
Net cash used in operating activities	(14,438)	(62,090)

Cash flows from financing activities:
Proceeds from notes payable	—	125,008
Proceeds from shareholder advance	—	19,443
Redemption of common shares	—	(5,807)
Contribution from shareholders	13,262	—
Net cash provided by (used) in financing activities	13,262	138,644

Net increase (decrease) in cash	(1,176)	76,554

Cash and cash equivalents, beginning	1,557	76,286

Cash and cash equivalents, ending	$381	$152,840

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash and investing activities:
Forgiveness of accrued officer compensation	$33,000	$—

See accompanying notes to condensed financial statements.

QDM International Inc.

Notes to Condensed Financial Statements

March 31, 2020 and 2019

(Unaudited)

Note 1. Organization and liquidity

We (the “Company” or similar terminology) were incorporated under the laws of the State of Florida on November 24, 1998 under the name Jarrett Favre Driving Adventure Inc. We operated a racing school which provided entertainment based oval driving classes, rides and events. On November 21, 2002, we changed our name to Dale Jarrett Racing Adventure, Inc. On November 18, 2015, we sold the assets and liabilities of the racing school to Tim Shannon. Shortly thereafter, our name was changed to 24/7 Kid Doc, Inc. to more accurately reflect our proposed operations.

On March 3, 2020, a stock purchase agreement (the “Agreement”) was entered into by and between Huihe Zheng and Tim Shannon, our then controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Agreement, Mr. Shannon sold to Mr. Zheng (i) 710,000 (71,000,000 shares before the Reverse Stock Split as defined below) shares of our common stock, representing 42.6% of our total issued and outstanding shares of common stock as of March 9, 2020 and (ii) 13,500 (1,350,000 shares before the Reverse Stock Split as defined below) Series B Preferred Shares, each entitling the holder to 100 votes on all corporate matters submitted for stockholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds. The shares of common stock and Series B Preferred Shares acquired by Mr. Zheng, in the aggregate, represented 68.3% of our outstanding voting securities as of March 9, 2020, and the acquisition of such shares resulted in a change in control of our company.

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

Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and the Company became a direct, wholly-owned subsidiary of QDM. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Shares of the Company were converted into shares of QDM common stock and Series B Preferred Shares of QDM, respectively, on a one-for-one basis, with QDM securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company’s securities being converted. As a result, upon consummation of the Merger, all of our stockholders immediately prior to the Merger became stockholders of QDM.

Upon consummation of the Merger, QDM became the successor issuer to the Company pursuant to 12g-3(a) and as a result shares of QDM Common Stock was deemed to be registered under Section 12(g) of the Exchange Act.

Before the change in control, we were a telemedicine company that offered telemedicine access to K-12 schools at no cost to those schools and bill the patient’s insurance or Medicaid for the consultation.

After the change in control, the Company plans to conduct insurance brokerage business in Hong Kong. The Company plans to implement this business plan through formation or acquisition of an existing insurance brokerage business. To implement its business plan, starting in the three months ending June 30, 2020, the Company engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for its new business and conduct due diligence on a potential target. The Company expects to complete the formation or acquisition of the insurance brokerage business in the second half of 2020 but its ability to execute on its business plan and initiatives will depend upon, among others factors, the developments of the COVID -19 pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Going Concern

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have stockholder and working capital deficits at March 31, 2020. Our primary liabilities as of March 31, 2020 consist of short-term accounts payable and accrued liabilities that are due within 12 months. We recognize we will ultimately need to raise additional funds either through debt or equity financing to sustain our operations. We plan to continue to closely monitor our general and administrative expenses in 2020 and make adjustments when possible. Absent our ability to be successful in such endeavors, we may seek to raise capital from existing shareholders. While we believe we will obtain adequate cash to meet our commitments in 2020, there can be no assurance that our beliefs will come to fruition in which case we would most likely have continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

 Note 2. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash and Cash Equivalents

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

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the three months ended March 31, 2020 and 2019.

 Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy performance obligation.

The Company did not generate any revenue during the three months ended March 31, 2020 and 2019.

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. We did not have any advertising costs charged to operations for the three months ended March 31, 2020 and 2019.

Fair Value of Financial Instruments

At March 31, 2020, our short-term financial instruments consist primarily of cash and accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the three months ended March 31, 2020. Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

Basic Loss Per Share

We calculate basic loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 3. Property and Equipment

Property and equipment consist of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Office equipment	$1,664	$1,664
Less accumulated depreciation	(1,121)	(1,043)
	$543	$615

Depreciation charged to operations was $72 and $72 for the three months ended March 31, 2020 and 2019, respectively.

Note 4. Notes Payable

Notes payable at December 31, 2019 represented promissory notes issued during 2018 with aggregate principal amounts of $241,067. These notes bore a simple interest at 12.0% and were due and payable for varying terms ranging from one to two years after their issuance. The notes were convertible to shares of common stock of the Company at a conversion price per share of $0.008, subject to adjustments for stock splits and combinations.

During the three months ended March 31, 2020, these promissory notes were converted to shares of common stock. The balance of $271,642 in notes payable with interest accrued was converted into shares of common stock (refer to Note 5 below).

Note 5. Equity

Reverse Stock Split

In May 2020, the Company effected a reverse stock split whereby each 100 issued and outstanding shares of common stock were consolidated into one share of common stock and each 100 issued and outstanding shares of preferred stock were consolidated into one share of preferred stock (the “Reverse Stock Split”). As the Reverse Stock Split occurred after March 31, 2020, the Company has retrospectively accounted for the change in the current and prior period financial statements that are presented in these condensed interim financial statements.

Common Stock

In January 2020, the Company converted its outstanding convertible notes into shares of common stock. The $271,642 in notes payable with interest accrued was converted into 339,553 (33,955,250 before the Reverse Stock Split) shares of common stock at a price of $0.8 per share ($0.008 per share before the Reverse Stock Split).

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Reverse Stock Split) to its former Chief Executive Officer and President, Tim Shannon, to settle $33,000 accrued compensation expenses at December 31, 2019 and $38,080 total compensation expenses and other expenses paid by Tim Shannon during the three months ended March 31, 2020.

There were no treasury stock transactions during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company redeemed 3,205 (320,500 before the Reverse Stock Split) shares of common stock at a cost of $5,807.

Preferred Shares

In February 2020, 10,000 (1,000,000 before the Reverse Stock Split) shares of Series A preferred shares were converted into 100,000 (10,000,000 before the Reverse Stock Split) shares of common stock.

Additional Paid-in-capital

During the three months ended March 31, 2020, the Company received capital contribution of $13,262 from its shareholder for working capital uses. The capital contribution was recorded in additional paid-in-capital.

During the three months ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

No compensation cost was recognized during the three months ended March 31, 2020 or 2019 as a result of stock options. We had no exercisable options outstanding at March 31, 2020.

Note 6. Related Party Transaction

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Reverse Stock Split) to its former Chief Executive Officer and President, Tim Shannon, to settle $33,000 accrued compensation expenses at December 31, 2019 and $38,080 total compensation expenses and other expenses paid by Tim Shannon during the three months ended March 31, 2020.

During the three months ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him and the amount forgiven was recorded in additional paid-in capital.

During the 4th quarter of 2018 and first quarter of 2019, certain shareholders and affiliates of shareholders provided funds in the aggregate principal amount of $241,067 to the Company in exchange for promissory notes bearing a simple interest at 12% per annum and varying maturity dates ranging from one to two years from the date of issuance. These notes were convertible to shares of common stock at $0.8 per share ($0.008 per share before the Reverse Stock Split).

Note 7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements other than the one below:

  In May 2020, the Company executed the Reverse Stock Split. As the Reverse Stock Split occurred before the March 31, 2020 condensed interim financial statements are available to be issued, the Company has retrospectively accounted for the change in the current and prior period financial statements that are presented in these condensed interim financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our interim financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Report. Our interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide an effective and affordable alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

Following the change in control in March 2020, the Company plans to conduct insurance brokerage business in Hong Kong. The Company plans to implement this business plan through formation or acquisition of an existing insurance brokerage business. To implement its business plan, starting in the three months ending June 30, 2020, the Company engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for its new business and conduct due diligence on a potential target. The Company expects to complete the formation or acquisition of the insurance brokerage business in the second half of 2020 but its ability to execute on its business plan and initiatives will depend upon, among other factors, the developments of the COVID -19 pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Results of Operations

We did not generate any revenue for the three months ended March 31, 2020 and 2019 because we were not able to market our products and services effectively, or at all.

For the three months ended March 31, 2020, we incurred $68,090 in general and administrative expenses and $2,365 in interest expenses accrued on the convertible promissory notes. As a result, we had net loss of $70,455 for the three months ended March 31, 2020.

For the three months ended March 31, 2019, we incurred $67,359 in general and administrative expenses and $6,414 on interest expenses accrued on the convertible promissory notes. As a result, we had net loss of $73,773 for the three months ended March 31, 2019.

Our expenses during 2020 were primarily expenses involved in general operating expenses including audit, accounting, officer compensation and legal expenses to maintain the Company as a reporting company.

Liquidity and Capital Resources

 As of March 31, 2020, the Company had cash balance of $381 and total assets of $924. As of December 31, 2019, the Company had cash balance of $1,557 and total assets of $2,172.

As of March 31, 2020, the Company had total liabilities of $15,500 and an accumulated deficit of $8,999,182. As of December 31, 2019, the Company had total liabilities of $321,720 and an accumulated deficit of $8,928,727.

Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $14,438, which is mainly the result of: 1) net loss for the period of $70,455; 2) adjustment of non-cash share-based payments of $38,080; 3) adjustment of non-cash interest added on notes payable of $2,365; and 4) increase from change in accounts payable of $15,500.

Net cash used in operating activities for the three months period ended March 31, 2019 was $62,090, which is mainly the results of: 1) net loss for the period of $73,773; 2) adjustment of non-cash interest added on notes payable of $6,414; and 3) increase from the change in working capital of $5,917.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash generated by financing activities was $13,262, which represented a shareholder capital contribution.

Cash flow from financing activities for the three months ended March 31, 2019 was $138,644 due to: 1) proceeds of $125,008 from notes payable; 2) proceeds of $19,443 from shareholder advances; and 3) payment of $5,807 for the buyback of the company’s common stock.

Our future capital requirements will depend on numerous factors including, but not limited to, the implementation of our new business plan in Hong Kong. We expect to depend on financing from our majority shareholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of our funds. Management believes that the financing from our majority shareholder will support our planned operations over the next 12 months.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer (the “Certifying Officers”) or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 1, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 1, 2020
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 1, 2020
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Dated: June 26, 2020	By:	/s/ Huihe Zheng
Name: Huihe Zheng
Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: June 26, 2020	By:	/s/ Tim Shannon
Name: Tim Shannon
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

