Form 10-Q
period 2020-06-30
QDM International Inc.
filed 2020-08-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________   to ________.

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

Room 715, 7F, The Place Tower C, No. 150 Zunyi Road Changning District, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

+86 (21)22183083

(Registrant’s telephone number, including area code)

Room 707, Soho T2, Tianshan Plaza Changning District, Shanghai, China 20051

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

As of August 12, 2020, there were [1,667,785] shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to implement our business plan;

●	our ability to retain key employees;

●	adverse changes in general market conditions for insurance brokerage business in Hong Kong we plan to enter;

●	our ability to continue as a going concern;

●	our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in the United States and around the world).

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

 PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

QDM INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$282	$1,557
Prepaid expenses	21,000	—
Total current assets	21,282	1,557

Property and equipment, at cost, net	—	615

Total assets	$21,282	$2,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$16,748	$33,000
Notes payable	—	269,277
Advances from shareholder	67,224	19,443

Total current liabilities	83,972	321,720

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 13,500 and 23,500 issued and outstanding	135	235
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,668,049 and 518,105 shares issued and 1,653,873 and 503,929 shares outstanding	167	5,181
Additional paid-in capital	9,049,699	8,664,158
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Accumulated deficit	(9,052,296)	(8,928,727)
Total stockholders’ deficit	(62,690)	(319,548)

Total liabilities and shareholders’ deficit	$21,282	$2,172

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General & administrative expenses	$53,097	$86,575	$121,187	$153,934
Total operating expenses	53,097	86,575	121,187	153,934

Loss from operations	(53,097)	(86,575)	(121,187)	(153,934)

Other expense
Interest expenses	—	(7,212)	(2,365)	(13,626)
Other expenses – write off of fixed assets	(543)	—	(543)	—
Other income	526	—	526	—
Total other expense	(17)	(7,212)	(2,382)	(13,626)

Loss before income taxes	(53,114)	(93,787)	(123,569)	(167,560)

Provision for income taxes	—	—	—	—

Net loss	$(53,114)	$(93,787)	(123,569)	(167,560)

Earnings (loss) per common share:
Basic loss per share	$(0.03)	(0.19)	(0.09)	(0.33)
Diluted loss per share	$(0.03)	(0.19)	(0.09)	(0.33)

Weighted average basic & diluted shares outstanding:
Preferred	13,500	10,000	15,820	10,000
Common	1,653,701	504,555	1,312,996	506,690

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

For the Three Months Ended June 30, 2019

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance March 31, 2019	10,000	518,105	11,158	$100	$5,181	(46,580)	$8,451,308	$(8,535,266)	$(125,257)
Share redemptions	—	—	3,018	—	—	(13,815)	—	—	(13,815)
Net loss	—	—	—	—	—	—	—	(93,787)	(93,787)
Balance June 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,451,308	$(8,629,053)	$(232,859)

For the Six Months Ended June 30, 2019

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2018	10,000	518,105	7,953	$100	$5,181	(40,773)	$8,451,308	$(8,461,493)	$(45,677)
Share redemptions	—	—	6,223	—	—	(19,622)	—	—	(19,622)
Net loss	—	—	—	—	—	—	—	(167,560)	(167,560)
Balance June 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,451,308	$(8,629,053)	$(232,859)

For the Three Months Ended June 30, 2020

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance March 31, 2020	13,500	1,667,658	14,176	$135	$167	(60,395)	$9,044,699	$(8,999,182)	$(14,576)
Share issuance - reverse split round-up	—	391	—	—	—	—	—	—	—
Contribution from shareholders	—	—	—	—	—	—	5,000	—	5,000
Net loss	—	—	—	—	—	—	—	(53,114)	(53,114)
Balance June 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,049,699	$(9,052,296)	$(62,690)

For the Six Months Ended June 30,

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2019	23,500	518,105	14,176	$235	$5,181	(60,395)	$8,664,158	$(8,928,727)	$(319,548)
Shares consolidation	—	—	—	—	(5,129)	—	5,129	—	—
Balance December 31, 2019 (Adjusted)	23,500	518,105	14,176	$235	$52	(60,395)	$8,669,287	$(8,928,727)	$(319,548)
Shares issuance	—	710,000	—	—	71	—	71,009	—	71,080
Share issuance - reverse split round-up	—	391	—	—	—	—	—	—	—
Conversion of notes payable	—	339,553	—	—	34	—	271,608	—	271,642
Conversion of preferred shares to common shares	(10,000)	100,000	—	(100)	10	—	90	—	—
Contribution from shareholders	—	—	—	—	—	—	18,262	—	18,262
Forgiveness of shareholder advances	—	—	—	—	—	—	19,443	—	19,443
Net loss	—	—	—	—	—	—	—	(123,569)	(123,569)
Balance June 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,049,699	$(9,052,296)	$(62,690)

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(123,569)	$(167,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	143
Interest added to notes payable	2,365	13,626
Share-based payments	38,080	—
Write-off of fixed assets	543	—
Changes in assets and liabilities:
Increase in cash in prepaid expenses	(21,000)	—
Decrease in cash in attorney’s trust account	—	11,834
(Increase) decrease in accounts payable and accrued liabilities	16,748	(9,500)
Net cash used in operating activities	(86,761)	(151,457)

Cash flows from financing activities:
Proceeds from notes payable	—	125,008
Proceeds from shareholder advance	67,224	19,443
Redemption of common shares	—	(19,622)
Contribution from shareholders	18,262	—
Net cash provided by (used) in financing activities	85,486	124,829

Net increase (decrease) in cash	(1,275)	(26,628)

Cash and cash equivalents, beginning	1,557	76,286

Cash and cash equivalents, ending	$282	$49,658

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash and investing activities:
Forgiveness of accrued officer compensation	$33,000	$—

See accompanying notes to condensed financial statements.

QDM International Inc.

Notes to Condensed Financial Statements

June 30, 2020 and 2019

(Unaudited)

Note 1. Organization and liquidity

QDM International Inc. (“we,” the “Company” or similar terminology) was incorporated in   Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid Doc”) which was incorporated under the laws of the State of Florida on November 24, 1998 under the name Jarrett Favre Driving Adventure Inc. 24/7 Kid Doc operated a racing school which provided entertainment based oval driving classes, rides and events. On November 21, 2002, 24/7 Kid Doc changed its name to Dale Jarrett Racing Adventure, Inc. On November 18, 2015, 24/7 Kid Doc sold the assets and liabilities of the racing school to Tim Shannon and changed its name to 24/7 Kid Doc, Inc. to more accurately reflect its proposed operations. Before the change of control discussed below, 24/7 Kid Doc was a telemedicine company that provided Connect-a-Doc telemedicine kits to schools and its services aimed to provide an effective and affordable alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

On March 3, 2020, a stock purchase agreement (the “Agreement”) was entered into by and between Huihe Zheng and Tim Shannon, our then controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Agreement, Mr. Shannon sold to Mr. Zheng (i) 710,000 (71,000,000 shares before the Reverse Stock Split as defined below) shares of common stock of 24/7 Kid Doc, representing 42.6% of the total issued and outstanding shares of common stock of 24/7 Kid Doc as of March 9, 2020 and (ii) 13,500 (1,350,000 shares before the Reverse Stock Split as defined below) Series B Preferred Shares, each entitling the holder to 100 votes on all corporate matters submitted for stockholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds. The shares of common stock and Series B Preferred Shares acquired by Mr. Zheng, in the aggregate, represented 68.3% of the outstanding voting securities of 24/7 Kid Doc as of March 9, 2020, and the acquisition of such shares resulted in a change in control of 24/7 Kid Doc.

On March 11, 2020, the Company was incorporated in Florida as a wholly owned subsidiary of 24/7 Kid Doc and QDM Merger Sub, Inc. (“Merger Sub”), a Florida corporation and a wholly owned subsidiary of the Company, for the purposes of effectuating a name change by implementing a reorganization of the corporate structure of 24/7 Kid Doc through a merger (the “Merger”). On March 13, 2020, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among 24/7 Kid Doc, the Company, and Merger Sub. On April 8, 2020, the Articles of Merger were filed with the State of Florida to effect the Merger as stipulated by the Merger Agreement.

Pursuant to the Merger Agreement, Merger Sub merged with and into 24/7 Kid Doc, with 24/7 Kid Doc being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and 24/7 Kid Doc became a direct, wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Shares of 24/7 Kid Doc were converted into shares of the Company’s common stock and Series B Preferred Shares, respectively, on a one-for-one basis, with the Company securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the securities of 24/7 Kid Doc being converted. As a result, upon consummation of the Merger, all of the stockholders of 24/7 Kid Doc immediately prior to the Merger became stockholders of the Company.

Upon consummation of the Merger, the Company became the successor issuer to 24/7 Kid Doc pursuant to 12g-3(a) and as a result shares of the Company’s common stock were deemed to be registered under Section 12(g) of the Exchange Act.

After the change in control in 24/7 Kid Doc and the Merger, the Company plans to conduct insurance brokerage business in Hong Kong. The Company plans to implement this business plan through formation or acquisition of an existing insurance brokerage business. To implement its business plan, during the three months ended June 30, 2020, the Company engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for its new business and conduct due diligence on a potential target. The Company expects to complete the formation or acquisition of the insurance brokerage business in the second half of 2020 but its ability to execute on its business plan and initiatives will depend upon, among others factors, the developments of the COVID -19 pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Going Concern

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have stockholder and working capital deficits at June 30, 2020. Our primary liabilities as of June 30, 2020 consist of short-term accounts payable and accrued liabilities that are due within 12 months. We recognize we will need to raise additional funds either through debt or equity financing to sustain our operations. We plan to continue to closely monitor our general and administrative expenses in 2020 and make adjustments when possible. Absent our ability to be successful in such endeavors, we may seek to raise capital from existing shareholders. While we believe we will obtain adequate cash to meet our commitments in 2020, there can be no assurance that our beliefs will come to fruition in which case we would most likely have continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As at June 30, 2020, we did not have any long lived assets.

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

The Company did not generate any revenue during the three and six months ended June 30, 2020 and 2019.

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

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. We did not have any advertising costs charged to operations for the three and six months ended June 30, 2020 and 2019.

Fair Value of Financial Instruments

At June 30, 2020, our short-term financial instruments consist primarily of cash, accounts payable, accrued liabilities and advances from a shareholder. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the three and six months ended June 30, 2020. Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 3. Property and Equipment

Property and equipment consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Office equipment	$—	$1,664
Less accumulated depreciation	—	(1,043)
	$—	$615

Depreciation charged to operations was nil and $72 for the three and six months ended June 30, 2020 and $72 and $143 for the three and six months ended June 30, 2019, respectively.

On April 1, 2020, the Company wrote off all office equipment as a result of the change in control. These fixed assets were still in use by the former major shareholders after change in control and were not transferred to the Company. The total book value of $543 of the office equipment therefore was wrote off and recorded as a loss for the six months ended June 30, 2020.

Note 4. Notes Payable

Notes payable at December 31, 2019 represented promissory notes issued during 2018 with aggregate principal amounts of $241,067. These notes bore a simple interest at 12.0% and were due and payable for varying terms ranging from one to two years after their issuance. The notes were convertible to shares of common stock of the Company at a conversion price per share of $0.8 per share ($0.008 per share before the Reverse Stock Split as defined below), subject to adjustments for stock splits and combinations.

During the three months ended March 31, 2020, these promissory notes were converted to shares of common stock. The balance of $271,642 in notes payable with interest accrued was converted into shares of common stock (refer to Note 5 below).

Note 5. Equity

Reverse Stock Split

In May 2020, the Company effected a reverse stock split whereby each 100 issued and outstanding shares of common stock were consolidated into one share of common stock and each 100 issued and outstanding shares of preferred stock were consolidated into one share of preferred stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, additional 391 shares were issued due to round-up effects.

Common Stock

In January 2020, the Company converted its outstanding convertible notes into shares of common stock. The $271,642 in notes payable with interest accrued was converted into 339,553 (33,955,250 before the Reverse Stock Split) shares of common stock at a price of $0.8 per share ($0.008 per share before the Reverse Stock Split).

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Reverse Stock Split) to its former Chief Executive Officer and President, Tim Shannon, to settle $33,000 accrued compensation expenses at December 31, 2019 and $38,080 total compensation expenses and other expenses paid by Tim Shannon during the six months ended June 30, 2020.

There were no treasury stock transactions during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company redeemed 6,223 (622,300 before the Reverse Stock Split) shares of common stock at a cost of $19,622 .

Preferred Shares

In February 2020, 10,000 (1,000,000 before the Reverse Stock Split) shares of Series A preferred shares were converted into 100,000 (10,000,000 before the Reverse Stock Split) shares of common stock.

Additional Paid-in-capital

During the six months ended June 30, 2020, the Company received capital contribution of $18,262 from its shareholder for working capital uses. The capital contribution was recorded in additional paid-in-capital.

During the three months ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

No compensation cost was recognized during the six months ended June 30, 2020 or 2019 as a result of stock options. We had no exercisable options outstanding at June 30, 2020.

Note 6. Related Party Transaction

During the fourth quarter of 2018 and first quarter of 2019, certain shareholders and affiliates of shareholders provided funds in the aggregate principal amount of $241,067 to the Company in exchange for promissory notes bearing a simple interest at 12% per annum and varying maturity dates ranging from one to two years from the date of issuance. These notes were convertible to shares of common stock at $0.8 per share ($0.008 per share before the Reverse Stock Split).

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Reverse Stock Split) to its former Chief Executive Officer and President, Tim Shannon, to settle $33,000 accrued compensation expenses at December 31, 2019 and $38,080 total compensation expenses and other expenses paid by Tim Shannon on behalf of the Company during 2020.

During the three months ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him and the amount forgiven was recorded in additional paid-in capital.

During the three and six months ended June 30, 2020, the Company received $5,000 and $18,262 capital contributions, respectively, from Tim Shannon for working capital uses.

During the three and six months ended June 30, 2020, the Company received advances of nil and $67,224, respectively, from its current major shareholder, Huihe Zheng, to support its operations. The total shareholder advance balance in the amount of $67,224 as of June 30, 2020 is a non-interest bearing loan and due on demand.

Note 7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Following the change in control in March 2020, the Company plans to conduct insurance brokerage business in Hong Kong. The Company plans to implement this business plan through formation or acquisition of an existing insurance brokerage business. To implement its business plan, during the three months ended June 30, 2020, the Company engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for its new business and conduct due diligence on a potential target. The Company expects to complete the formation or acquisition of the insurance brokerage business in the second half of 2020 but its ability to execute on its business plan and initiatives will depend upon, among other factors, the developments of the COVID -19 pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Results of Operations

We did not generate any revenue for the three and six months ended June 30, 2020 and 2019 because we were not able to market our products and services effectively, or at all. After the change of control occurred in March 2020, we were still in the process of implementing our new business plan (refer to “Overview” above) and hence no revenue was generated after the change in control in March 2020 to June 30, 2020 . We do not expect to generate any revenue until we form or acquire an operating business.

For the six months ended June 30, 2020, we incurred $121,187 in general and administrative expenses, $2,365 in interest expenses for convertible promissory notes, and net $17 in other expenses. As a result, we had net loss of $123,569 for the six months ended June 30, 2020.

For the six months ended June 30, 2019, we incurred $153,934 in general and administrative expenses and $13,626 in interest expenses for convertible promissory notes. As a result, we had net loss of $167,560 for the six months ended June 30, 2019.

Our expenses during 2020 were primarily expenses involved in general operating expenses including audit, accounting, officer compensation and legal expenses to maintain the Company as a reporting company. The decrease in expenses the six months ended June 30, 2020 compared to the same period of 2019 was due to less officer and employee expenses were incurred due to the change in control. In the six months ended June 30, 2020, we incurred $21,000 less officer and employee expenses since our officers did not take compensation after the change in control and we had no employees during 2020. In addition, we incurred less travel expenses and office expenses in 2020 mainly as a result of change in control.

For the three months ended June 30, 2020, we incurred $53,097 in general and administrative expenses and net $17 in other expenses. As a result, we had net loss of $53,114 for the three months ended June 30, 2020.

For the three months ended June 30, 2019, we incurred $86,575 in general and administrative expenses and $7,212 on interest expenses accrued on the convertible promissory notes. As a result, we had net loss of $93,787 for the three months ended June 30, 2019.

The decrease in expenses the three months ended June 30, 2020 compared to the same period of 2019 was due to less officer and employee expenses were incurred due to the change in control. In the three months ended June 30, 2020, we incurred $21,000 less officer and employee expenses since our officers did not take compensation after the change in control and we had no employees during 2020. In addition, we incurred less travel expenses and office expenses in 2020 as a result of change in control.

Liquidity and Capital Resources

 As of June 30, 2020, the Company had cash balance of $282 as compared to $1,557 as of December 31, 2019.

As of June 30, 2020, the Company had total liabilities of $83,972 and an accumulated deficit of $9,052,296. As of December 31, 2019, the Company had total liabilities of $321,720 and an accumulated deficit of $8,928,727.

Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $86,761, which is mainly the result of:

•	net loss for the period of $123,569;
•	adjustment of non-cash share-based payments of $38,080;
•	adjustment of non-cash interest added on notes payable of $2,365;
•	decrease resulted from change in prepaid expenses of $21,000; and

•	increase resulted from change in accounts payable of $16,748.

Net cash used in operating activities for the six months ended June 30, 2019 was $151,457, which is mainly the result of:

•	net loss for the period of $167,560;
•	adjustment of non-cash interest added on notes payable of $13,626; and

•	increase resulted from the changes in working capital of $2,334.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash generated by financing activities was $85,486, due to: 1) shareholder capital contributions of $ 18,262; and 2) shareholder advances of $67,224.

For the six months ended June 30, 2019, net cash generated by financing activities was $124,829 due to: 1) proceeds of $125,008 from notes payable; 2) proceeds of $19,443 from shareholder advances; and 3) payment of $19,622 for the buyback of the Company’s common stock.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Dated: August 14, 2020	By:	/s/ Huihe Zheng
Name: Huihe Zheng
Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Tim Shannon
Name: Tim Shannon
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

