Form 10-Q
period 2020-09-30
QDM International Inc.
filed 2020-11-20
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________   to ________.

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Room 715, 7F, The Place Tower C, No. 150 Zunyi Road Changning District, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

+86 (21)22183083

(Registrant’s telephone number, including area code)

Former Fiscal Year End was December 31

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

As of November 19, 2020, there were 1,688,049 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the impact by public health epidemics, including the COVID-19 pandemic in China, Hong Kong and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	the market for our services;

●	our expansion and other plans and opportunities;

●	our future financial and operating results, including revenues, income, expenditures, cash balances and other financial items;

●	current and future economic and political conditions in Hong Kong and China;

●	the future growth of the Hong Kong insurance industry as a whole and the professional insurance intermediary sector in particular;

●	our ability to attract customers, further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees in order to enable them to develop our business;

●	changes in applicable laws or regulations in Hong Kong related to or that could impact our business;

●	our management of business through a U.S. publicly-traded and reporting company; and

●	other assumptions regarding or descriptions of potential future events or circumstances described in this Report underlying or relating to any forward-looking statements.

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

ii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$157	$1,557
Prepaid expenses	18,000	—
Total current assets	18,157	1,557

Property and equipment, at cost, net	—	615

Total assets	$18,157	$2,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$—	$33,000
Notes payable	—	269,277
Advances from shareholder	95,600	19,443

Total current liabilities	95,600	321,720

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 13,500 and 23,500 issued and outstanding	135	235
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,668,049 and 518,105 shares issued and 1,653,873 and 503,929 shares outstanding	167	5,181
Additional paid-in capital	9,064,446	8,664,158
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Accumulated deficit	(9,081,796)	(8,928,727)
Total stockholders’ deficit	(77,443)	(319,548)

Total liabilities and shareholders’ deficit	$18,157	$2,172

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General & administrative expenses	$29,500	$40,787	$150,687	$194,721
Total operating expenses	29,500	40,487	150,687	194,721

Loss from operations	(29,500)	(40,787)	(150,687)	(194,721)

Other expense
Interest expenses	—	(7,292)	(2,365)	(20,918)
Other expenses – write off of fixed assets	—	—	(543)	—
Other income	—	—	526	—
Total other expense	—	(7,292)	(2,382)	(20,918)

Loss before income taxes	(29,500)	(48,079)	(153,069)	(215,639)

Provision for income taxes	—	—	—	—

Net loss	$(29,500)	$(48,079)	(153,069)	(215,639)

Earnings (loss) per common share:
Basic loss per share	$(0.02)	(0.10)	(0.11)	(0.43)
Diluted loss per share	$(0.02)	(0.10)	(0.11)	(0.43)

Weighted average basic & diluted shares outstanding:
Preferred	13,500	10,000	15,038	10,000
Common	1,653,872	503,929	1,427,870	505,759

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

For the Three Months Ended September 30, 2019

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance June 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,451,308	$(8,629,053)	$(232,859)
Net loss	—	—	—	—	—	—	—	(48,079)	(48,079)
Balance September 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,451,308	$(8,677,132)	$(280,938)

For the Nine Months Ended September 30, 2019

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2018	10,000	518,105	7,953	$100	$5,181	(40,773)	$8,451,308	$(8,461,493)	$(45,677)
Share redemptions	—	—	6,223	—	—	(19,622)	—	—	(19,622)
Net loss	—	—	—	—	—	—	—	(215,639)	(215,639)
Balance September 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,451,308	$(8,677,132)	$(280,938)

For the Three Months Ended September 30, 2020

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance June 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,049,699	$(9,052,296)	$(62,690)
Contribution from shareholders	—	—	—	—	—	—	14,747	—	14,747
Net loss	—	—	—	—	—	—	—	(29,500)	(29,500)
Balance September 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,064,446	$(9,081,796)	$(77,443)

For the Nine Months Ended September 30, 2020

	Preferred	Common	Treasury	Preferred share	Common share	Treasury	Additional Paid-in	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2019	23,500	518,105	14,176	$235	$5,181	(60,395)	$8,664,158	$(8,928,727)	$(319,548)
Shares consolidation	—	—	—	—	(5,129)	—	5,129	—	—
Balance December 31, 2019 (Adjusted)	23,500	518,105	14,176	$235	$52	(60,395)	$8,669,287	$(8,928,727)	$(319,548)
Shares issuance	—	710,000	—	—	71	—	71,009	—	71,080
Share issuance - reverse split round-up	—	391	—	—	—	—	—	—	—
Conversion of notes payable	—	339,553	—	—	34	—	271,608	—	271,642
Conversion of preferred shares to common shares	(10,000)	100,000	—	(100)	10	—	90	—	—
Contribution from shareholders	—	—	—	—	—	—	33,009	—	33,009
Forgiveness of shareholder advances	—	—	—	—	—	—	19,443	—	19,443
Net loss	—	—	—	—	—	—	—	(153,069)	(153,069)
Balance September 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,064,446	$(9,081,796)	$(77,443)

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(153,069)	$(215,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	215
Interest added to notes payable	2,365	20,917
Share-based payments	38,080	—
Write-off of fixed assets	543	—
Changes in assets and liabilities:
Increase in cash in prepaid expenses	(18,000)	—
Decrease in cash in attorney’s trust account	—	11,834
(Increase) decrease in accounts payable and accrued liabilities	—	(9,500)
Net cash used in operating activities	(130,009)	(192,173)

Cash flows from financing activities:
Proceeds from notes payable	—	125,008
Proceeds from shareholder advance	95,600	19,443
Redemption of common shares	—	(19,622)
Contribution from shareholders	33,009	—
Net cash provided by (used) in financing activities	128,609	124,829

Net increase (decrease) in cash	(1,400)	(67,344)

Cash and cash equivalents, beginning	1,557	76,286

Cash and cash equivalents, ending	$157	$8,942

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash and investing activities:
Forgiveness of accrued officer compensation	$33,000	$—

See accompanying notes to condensed financial statements.

QDM International Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

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

After the change in control in 24/7 Kid Doc and the Merger, the Company plans to conduct insurance brokerage business in Hong Kong. The Company plans to implement this business plan through formation or acquisition of an existing insurance brokerage business. To implement its business plan, during the three months ended September 30, 2020, the Company engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for its new business and conduct due diligence on a potential target. The Company expects to complete the formation or acquisition of the insurance brokerage business in the second half of 2020 but its ability to execute on its business plan and initiatives will depend upon, among others factors, the developments of the COVID -19 pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Going Concern

Our accompanying financial statements contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have stockholder and working capital deficits at September 30, 2020. We recognize we will need to raise additional funds either through debt or equity financing to sustain our operations. We plan to continue to closely monitor our general and administrative expenses in 2020 and make adjustments when possible. Absent our ability to be successful in such endeavors, we may seek to raise capital from existing shareholders. While we believe we will obtain adequate cash to meet our commitments in 2020, there can be no assurance that our beliefs will come to fruition in which case we would most likely have continuing as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As at September 30, 2020, we did not have any long lived assets.

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

Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, we satisfy performance obligation.

The Company did not generate any revenue during the three and nine months ended September 30, 2020 and 2019.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses may be affected by the estimates that management is required to make. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. We did not have any advertising costs charged to operations for the three and nine months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

At September 30, 2020, our short-term financial instruments consist primarily of cash, accounts payable, accrued liabilities and advances from a shareholder. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.

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

We do not believe we have taken any uncertain tax positions on any of our open income tax returns filed through the three and nine months ended September 30, 2020. Our methods of tax accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carryforwards of net operating losses, all of our federal and state income tax returns remain subject to audit.

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

Recent Accounting Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

Note 3. Property and Equipment

Property and equipment consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Office equipment	$—	$1,664
Less accumulated depreciation	—	(1,049)
	$—	$615

Depreciation charged to operations was nil and $72 for the three and nine months ended September 30, 2020 and $72 and $215 for the three and nine months ended September 30, 2019, respectively.

On April 1, 2020, the Company wrote off all office equipment as a result of the change in control. These fixed assets were still in use by the former major shareholders after change in control and were not transferred to the Company. The total book value of $543 of the office equipment therefore was wrote off and recorded as a loss for the nine months ended September 30, 2020.

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

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Reverse Stock Split) to its former Chief Executive Officer and President, Tim Shannon, to settle $33,000 accrued compensation expenses at December 31, 2019 and $38,080 total compensation expenses and other expenses paid by Tim Shannon in fiscal 2020.

There were no treasury stock transactions during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company redeemed 6,223 (622,300 before the Reverse Stock Split) shares of common stock at a cost of $19,622.

Preferred Shares

In February 2020, 10,000 (1,000,000 before the Reverse Stock Split) shares of Series A preferred shares were converted into 100,000 (10,000,000 before the Reverse Stock Split) shares of common stock.

Additional Paid-in-capital

During the nine months ended September 30, 2020, the Company received capital contribution of $33,009 from its shareholder for working capital uses. The capital contribution was recorded in additional paid-in-capital.

During the three months ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

No compensation cost was recognized during the nine months ended September 30, 2020 or 2019 as a result of stock options. We had no exercisable options outstanding at September 30, 2020.

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

During the three and nine months ended September 30, 2020, the Company received $14,747 and $33,009 capital contributions, respectively, from Tim Shannon for working capital uses.

During the three and nine months ended September 30, 2020, the Company received advances of $28,376 and $95,600, respectively, from its current major shareholder, Huihe Zheng, to support its operations. The total shareholder advance balance in the amount of $95,600 as of September 30, 2020 is a non-interest bearing loan and due on demand.

Note 7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 has determined, other than the event disclose below, that it does not have any other material subsequent events to disclose in these financial statements:

On October 21, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also the principal stockholder, Chairman and Chief Executive Officer of the Company, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Shares”), with each Series C Preferred Share initially being convertible into 11 shares of our common stock, par value $0.0001 per share (the “Common Stock”), subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, the Company acquired QDM BVI and its indirect subsidiary, YeeTah Insurance Consultant Limited, a Hong Kong corporation, an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong.

The Company filed a Current Report on Form 8-K with the SEC on October 27, 2020, announcing the consummation of the Share Exchange (the “Super 8-K”). The Super 8-K contains descriptions of the business and results of operations of QDM BVI and its subsidiaries, including the audited financial statements of QDM BVI as of March 31, 2020 and 2019 and for the years then ended and the unaudited financial statements for the three months as of June 30, 2020 and 2019 and for the quarters then ended. The Super 8-K also includes pro forma financial statements giving effect to the Share Exchange. The financial statements for QDM BVI and its subsidiaries for the three and six months ended September 30, 2020 and 2019 are expected to be filed by an amendment to the Super 8-K.

On November 11, 2020, the Company’s board approved to issue an aggregate of 20,000 shares of common stock to its directors and officers as equity compensation for services they provide in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our interim financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion should also be read together with our Current Report on Form 8-K filed with the SEC on October 27, 2020, as may be amended from time to time (the “Super 8-K”), which contains disclosures on the Share Exchange and the business we acquired as more fully discussed below. Our interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide an effective and affordable alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

Following the change in control in March 2020, we planned to conduct insurance brokerage business in Hong Kong, through either formation or acquisition of an existing insurance brokerage business. To implement our business plan, during the three months ended September 30, 2020, we engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for our new business and conduct due diligence on a potential target.

On October 21, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Shares”), with each Series C Preferred Share initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah Insurance Consultant Limited, a Hong Kong corporation, an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries. See the Super 8-K for more information on the business and results of operations of QDM BVI.

Results of Operations

We did not generate any revenue for the three and nine months ended September 30, 2020 and 2019 because we were not able to market our products and services effectively, or at all. After the change of control occurred in March 2020, we were in the process of implementing our new business plan (refer to “Overview” above) and hence no revenue was generated after the change in control in March 2020 to September 30, 2020.

For the nine months ended September 30, 2020, we incurred $150,687 in general and administrative expenses, $2,365 in interest expenses for convertible promissory notes, and net $17 in other expenses. As a result, we had net loss of $153,069 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, we incurred $194,721 in general and administrative expenses and $20,918 in interest expenses for convertible promissory notes. As a result, we had net loss of $215,639 for the nine months ended September 30, 2019.

Our expenses during 2020 were primarily expenses involved in general operating expenses including audit, accounting, officer compensation and legal expenses to maintain the Company as a reporting company. The decrease in expenses the nine months ended September 30, 2020 compared to the same period of 2019 was due to less officer and employee expenses were incurred due to the change in control. In the nine months ended September 30, 2020, we incurred $51,000 less officer and employee expenses since our officers did not take compensation after the change in control and we had no employees during 2020. In addition, we incurred less travel expenses and office expenses in 2020 mainly as a result of change in control.

For the three months ended September 30, 2020, we incurred $29,500 in general and administrative expenses. As a result, we had net loss of $29,500 for the three months ended September 30, 2020.

For the three months ended September 30, 2019, we incurred $40,787 in general and administrative expenses and $7,292 on interest expenses accrued on the convertible promissory notes. As a result, we had net loss of $48,079 for the three months ended September 30, 2019.

The decrease in expenses the three months ended September 30, 2020 compared to the same period of 2019 was due to less officer and employee expenses were incurred due to the change in control. In the three months ended September 30, 2020, we incurred less officer and employee expenses since our officers did not take compensation after the change in control and we had no employees following the change of control until our acquisition of QDM BVI. In addition, we incurred less travel expenses and office expenses in the nine months ended September 30, 2020 as a result of the change in control.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash balance of $157 as compared to $1,557 as of December 31, 2019.

As of September 30, 2020, the Company had total liabilities of $95,600 and an accumulated deficit of $9,081,796. As of December 31, 2019, the Company had total liabilities of $321,720 and an accumulated deficit of $8,928,727.

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $130,009, which is mainly the result of:

●	net loss for the period of $153,069;

●	adjustment of non-cash share-based payments of $38,080;

●	adjustment of non-cash interest added on notes payable of $2,365; and

●	decrease resulted from change in prepaid expenses of $18,000;

Net cash used in operating activities for the nine months ended September 30, 2019 was $192,173, which is mainly the result of:

●	net loss for the period of $215,639;

●	adjustment of non-cash interest added on notes payable of $20,917; and

●	increase resulted from the changes in working capital of $2,334.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash generated by financing activities was $128,609, due to: 1) shareholder capital contributions of $33,009; and 2) shareholder advances of $95,600.

For the nine months ended September 30, 2019, net cash generated by financing activities was $124,829 due to: 1) proceeds of $125,008 from notes payable; 2) proceeds of $19,443 from shareholder advances; and 3) payment of $19,622 for the buyback of the Company’s common stock.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description
2.1+	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2020
3.2	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.3	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 1, 2020
10.1++	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2++	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3++	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
++	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Dated: November 20, 2020	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2020	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)