Form 10-Q
period 2020-12-31
QDM International Inc.
filed 2021-02-24
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 23, 2021, there were 1,688,049 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

ii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

	December 31, 2020	March 30, 2020
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$70,930	$62,780
Accounts receivable	5,560	9,865
Prepaid expenses	31,955	13,672
Deferred assets	30,000	—
Due to related parties	—	20,316
Total current assets	138,445	106,633

Property and equipment, at cost, net	84	878

Total assets	$138,529	$107,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$6,546	$19,274
Due to related parties	504,699	24,628

Total current liabilities	511,245	43,902

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 913,500 and 13,500 issued and outstanding	225	135
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,668,049 and 518,105 shares issued and 1,673,872 and 503,929 shares outstanding	169	167
Subscription receivable	(48,718)	(48,718)
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,289,304	9,503,673
Accumulated deficit	(9,553,301)	(9,331,253)
Total stockholders’ deficit	(372,716)	63,609

Total liabilities and stockholders’ deficit	$138,529	$107,511

See accompanying notes to condensed financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	For the Nine Months Ended		For the Three Months Ended
	December 31		December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$100,355	$177,954	$33,455	$54,773
Cost of sales	99,130	166,412	33,133	41,202
Gross profit	1,225	11,542	322	13,571

Operating expenses
General & administrative expenses	$230,122	$493,600	$87,673	$290,442
Total operating expenses	230,122	493,600	87,673	290,442

Loss from operations	(228,897)	(482,058)	(87,351)	(276,871)

Other expense
Interest expenses	231	20,758	—	6,151
Other income	(7,080)	(106,053)	(3,559)	(35,757)
Total other expense	(6,849)	(85,295)	(3,559)	(29,606)

Loss before income taxes	(222,048)	(396,763)	(83,791)	(247,265)

Net loss	$(222,048)	$(396,763)	(83,791)	(247,265)

Earnings (loss) per common share:
Basic loss per share	$(0.13)	(0.79)	(0.05)	(0.49)
Diluted loss per share	$(0.13)	(0.79)	(0.05)	(0.49)

Weighted average basic & diluted shares outstanding:
Preferred	246,712	10,000	708,065	10,000
Common	1,657,466	504,447	1,664,742	503,929

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

For the Nine Months Ended December 31, 2019

	Preferred	Common	Treasury	Preferred Stock	Common Stock	Treasury	Additional Paid-in	Subscription	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Total
March 30, 2019 (Unaudited)	10,000	518,105	11,158	$100	$5,181	(46,580)	$8,861,564	$(53,205)	$(8,842,254)	$(75,194)
Net loss	—	—	—	—	—	—	—	—	(396,763)	(396,763)
Treasury stock purchased	—	—	3,018	—	—	(13,815)	—	—	—	(13,815)
December 31, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,861,564	$(53,205)	$(9,239,017)	$(485,772)

For the Nine Months Ended December 31, 2020

	Preferred	Common	Treasury	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in	Subscription	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Total
March 30, 2020 (Unaudited)	13,500	1,667,658	14,176	$135	$167	(60,395)	$9,503,673	$(48,718)	$(9,331,253)	$63,609
Net loss	—	—	—	—	—	—	—	—	(222,048)	(222,048)
Contributions from shareholder	—	—	—	—	—	—	19,747	—	—	19,747
Reverse take-over transaction costs	—	—	—	—	—	—	(254,024)	—	—	(254,024)
Share issuance for reverse split round-up	—	391	—	—	—	—	—	—	—	—
Preferred shares issued	900,000	—	—	90	—	—	(90)	—	—	—
Common shares issued	—	20,000	—	—	2	—	19,998	—	—	20,000
December 31, 2020 (Unaudited)	913,500	1,688,049	14,176	$225	$169	(60,395)	$9,289,304	$(48,718)	$(9,553,301)	$(372,716)

For the Three Months Ended December 31, 2019

	Preferred	Common	Treasury	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in	Subscription	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Total
September 30, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,861,564	$(53,205)	$(8,991,752)	$(238,507)
Net loss	—	—	—	—	—	—	—		(247,265)	(247,265)
December 31, 2019 (Unaudited)	10,000	518,105	14,176	$100	$5,181	(60,395)	$8,861,564	$(53,205)	$(9,239,017)	$(485,772)

For the Three Months Ended December 31, 2020

	Preferred	Common	Treasury	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in	Subscription	Accumulated
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Total
September 30, 2020 (Unaudited)	13,500	1,668,049	14,176	$135	$167	(60,395)	$9,523,420	$(48,718)	$(9,469,510)	$(54,901)
Net loss	—	—	—	—	—	—	—	—	(83,791)	(83,791)
Reverse take-over transaction costs	—	—	—	—	—	—	(254,024)	—	—	(254,024)
Preferred shares issued	900,000	—	—	90	—	—	(90)	—	—	—
Common shares issued	—	20,000	—	—	2	—	19,998	—	—	20,000
December 31, 2020 (Unaudited)	913,500	1,688,049	14,176	$225	$169	(60,395)	$9,289,304	$(48,718)	$(9,553,301)	$(372,716)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(222,048)	$(396,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	466
Interest added to notes payable	—	20,656
Share-based payments	20,000	212,985
Write-off of fixed assets	543	1,696
Changes in assets and liabilities:
Decrease in accounts receivable	4,305	40,930
Increase in prepaid expenses	(18,283)	(1,337)
(Increase) decrease in accounts payable and accrued liabilities	(12,729)	26,517
(Increase) decrease in due to related party	1,468	(2,568)
Net cash used in operating activities	(226,493)	(97,418)

Cash flows from financing activities:
Proceeds from related parties	498,921	59,125
Payments to related parties	—	(107,308)
Reverse take-over transaction costs	(254,024)	—
Purchase of treasury stock	—	(13,815)
Deferred costs related to equity financing	(30,000)	—
Contribution from shareholders	19,746	—
Net cash provided by (used) in financing activities	234,643	(61,998)

Net increase (decrease) in cash	8,150	(159,416)

Cash and cash equivalents, beginning	62,780	177,556

Cash and cash equivalents, ending	$70,930	$18,140

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2020 and 2019

(Unaudited)

1. Organization and principal activities

QDM International Inc. (“we,” the “Company” or “QDM”) was incorporated in  Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company, conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

On October 21, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also the Company’s principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Shares”), with each Series C Preferred Share initially being convertible into 11 shares of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, the Company acquired all the issued and outstanding capital stock of QDM BVI and its subsidiaries, QDM Group Limited, a Hong Kong corporation and wholly owned subsidiary of QDM BVI (“QDM HK”) and YeeTah.

The Company was a shell company prior to the reverse acquisition which occurred as a result of the consummation of the transaction contemplated by the Share Exchange Agreement, and QDM BVI was a private operating company. The reverse acquisition by a non-operating public shell company by a private operating company typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. Therefore, the reverse acquisition is considered a capital transaction in substance. In other words, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell company accompanied by a recapitalization. Therefore, the acquisition was accounted for as a recapitalization and QDM BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of QDM BVI have been brought forward at their book value and no goodwill has been recognized.

Accordingly, the reverse acquisition has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structures of QDM BVI and its wholly-owned subsidiary QDM HK and its wholly-owned subsidiary, YeeTah, have been retrospectively presented in prior periods as if such structures existed at that time and in accordance with ASC 805-50-45-5.

As a result of the Share Exchange, the Company ceased to be a shell company.

Unless the context specifically requires otherwise, the term “Company” used herein means QDM International Inc. together with its direct and indirect subsidiaries described above.

Going Concern

The condensed unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of December 31, 2020. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating revenue and profit in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months primarily through financings from the Company’s major shareholder, although the Company may seek other sources of funding, including public and private offerings of securities.

These condensed unaudited consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from its principal shareholder, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the consolidated balance sheet classifications used.

2. Summary of significant accounting policies

Basis of Presentation

On October 21, 2020, the Company’s board of directors approved a change to its fiscal year end from December 31 to March 31, which is the fiscal year end of YeeTah, to align its reporting periods to be more consistent with YeeTah.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses may be affected by the estimates that management is required to make. Actual results could differ from those estimates.

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency.

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currency at the prevailing rates of exchange at the balance date. The resulting exchange differences are reported in the statements of operations and comprehensive loss.

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both 2020 and 2019.

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2020, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use.

Accounts Receivable

Accounts receivable represents trade receivable and are recognized initially at fair value and subsequently adjusted for any allowance for doubtful accounts and impairment.

The Company makes impairment loss for bad and doubtful debts based on assessments of the recoverability of the trade and other receivables based on individual account analysis, including the current creditworthiness and the past collection history of each debtor. Impairments arise when there is an objective evidence indicate that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on management of customers’ credit and ongoing relationship, management makes conclusions whether any balances outstanding at the end of the period will be deemed uncollectible on an individual basis and on aging analysis basis. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of income and comprehensive income. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three and nine months ended December 31, 2020 and 2019 and there was no provision for doubtful accounts as of December 31, 2020 and March 31, 2020.

Revenue Recognition

The Company generates revenue primarily by providing insurance brokerage services in Hong Kong. The Company sells insurance products underwritten by insurance companies operating in Hong Kong to its individual customers and is compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. The Company adopted ASC 606 for its fiscal year beginning on April 1, 2019 using the modified retrospective approach. There were no material unfinished contracts with customers on the adoption date of ASC 606.

Prior to the adoption of ASC 606, under ASC 605, the basic criteria necessary for revenue recognition were:

(i)	Persuasive evidence of an arrangement exists,

(ii)	Delivery has occurred or services have been rendered

(iii)	The selling price is fixed or determinable, and

(iv)	Collectability is reasonably assured.

Revenue is recognized when the brokerage services are rendered under ASC 605.

ASC 606 provides for a five-step model for recognizing revenue from contracts with customers. These five steps include:

(i)	Identify the contract

(ii)	Identify performance obligations

(iii)	Determine transaction price

(iv)	Allocate transaction price

(v)	Recognize revenue

The Company enters into contracts with our customers (insurance companies) primarily through written contracts. Performance obligation for these insurance brokerage contracts is to help our insurance company customers to promote, coordinate and complete subscriptions of insurance policies offered by our customers for sales of our products to our customers.

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s brokerage services generally occurs at a point in time on the effective date of the associated insurance contract when the policy transfers to the customer. The insurance policy entered between the insurance company and the insured customer generally contains a cool-off period of one to two months. When the cool-off period elapses and the insured customer does not withdraw from the insurance policy, the policy becomes effective. Once the transfer of control of a service occurs, the Company has satisfied its insurance brokerage performance obligation and recognizes revenue.

Revenue recognition under ASC 606 has not had material differences than revenue recognition under the legacy ASC 605 for the Company.

Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable, market-based inputs, other than quoted prices, in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, due from related parties, accounts payable and accrued liabilities, and due to related party. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2020.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rate of these assets are generally as follows:

Category	Depreciation rate	Estimated residual value
Office equipment	20%	Nil
Leasehold improvements	Shorter of lease term or 20%	Nil

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amount of the relevant assets and are recognized in the statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the expected future undiscounted cash flows attributable to these assets. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the assets exceeds the expected discounted cash flows arising from those assets.

There were no impairment losses for the periods ended December 31, 2020 and 2019.

Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. When a lease contains rent holidays, the Company records the total expenses on a straight-line basis over the lease term.

Leases that substantially transfer to the Company all the risks and rewards of ownership of assets are accounted for as capital leases. At the commencement of the lease term, a capital lease is capitalized at the lower of the fair value of the leased asset and the present value of the minimum lease payments, each determined at the inception of the lease.

The corresponding liability to the lessor is included in the balance sheets as capital lease obligation. Lease payments are apportioned between the finance charge and the reduction of the outstanding liability. The finance charge is allocated to each period during the lease term so as to produce a constant periodic rate of interest on the remaining balance of the liability.

Assets under capital leases are depreciated the same as owned assets over the shorter of the lease term and their estimated useful lives.

Taxation

Current income taxes are provided on the basis of net profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carryforwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations and comprehensive income in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

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

Earnings per share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period using the two-class method. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Net loss is not allocated to other participating securities if based on their contractual terms they are not obligated to share in the losses. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive.

Recently Issued Accounting Standards

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

3. Deferred Asset

Deferred asset of $30,000 as of December 31, 2020 represented prepaid transaction costs in relation to future equity financing. The amount will be charged against share capital when the respective equity financing is completed.

4. Equity

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

Common Stock

There were no treasury stock transactions during the nine months ended December 31, 2020. During the nine months ended December 31, 2019, the Company redeemed 3,018 (301,800 before the Reverse Stock Split) shares of common stock at a cost of $13,815.

On November 11, 2020, the Company’s board approved to issue an aggregate of 20,000 shares of common stock to its directors and officers as equity compensation for services they provided in 2020.

Preferred Stock

On October 8, 2020, the Company filed an amendment to its Articles of Incorporation to designate 900,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The Series C Preferred Shares will be entitled to receive any dividends or distributions paid in respect of the Common Stock on an as-converted basis. Holders of Series C Preferred Shares will be entitled to vote, together with the holders of Common Stock, on an as-converted basis on all matters submitted to a vote of the holders of Common Stock. Each Series C Preferred Share is convertible into Common Stock at an initial conversion rate of 1-for-11.

On October 21, 2020, as part of the Share Exchange with QDM BVI, the Company issued 900,000 Series C Preferred Shares to Huihe Zheng, the sole shareholder of QDM BVI and the Chairman and Chief Executive Officer of QDM.

Additional Paid-in Capital

During the nine months ended December 31, 2020, the Company received capital contribution of $19,747 from its principal shareholder for working capital uses. The capital contribution was recorded in additional paid-in capital.

On October 21, 2020, as a result of the Share Exchange with QDM BVI, the Company completed a reverse acquisition with QDM BVI. The transaction costs of $254,024 in connection with the reverse acquisition was recorded into additional paid-in capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah and former director of YeeTah (resigned on December 31, 2019)
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd.	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the nine months ended December 31, 2020, the Company generated US$ nil (2019: US$107,308) other income from providing management services to YeeTah Financial Group Co., Ltd. (“YeeTah Financial”).

(ii)	During the nine months ended December 31, 2020, YeeTah Financial charged YeeTah US$97,631 (2019: US$149,621) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(iii)	During the nine months ended December 31, 2020, Huihe Zheng paid US$240,000 on behalf of the Company for costs associated with the Share Exchange.
(iv)	During the nine months ended December 31, 2020, Huihe Zheng advanced US$258,921 to the Company to supports its operations.
(v)	During the nine months ended December 31, 2020, the Company received $19,747 in capital contributions from Tim Shannon for working capital uses.

Due from Related Party Balance

The Company’s due from related party balance as of December 31 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
	US$	US$
Huihe Zheng	-	20,316

The related party balance as of March 31, 2020 was unsecured, interest-free and due on demand.

Due to Related Party Balance

The Company’s due to related party balance as of December 31 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
	US$	US$
Huihe Zheng	478,606	-
YeeTah Financial	26,093	24,628
Total	504,699	24,628

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of December 31, 2020 and March 31, 2020 are as follows:

	December 31, 2020	March 31, 2020
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from shareholder balances at of the balance sheet dates are unsecured, interest-free and due on demand.

6. Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancellable office operating lease. The future aggregate minimum lease payments under this non-cancellable operating lease are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	Over 3 years
Operating lease obligations (US$)	11,692	11,692	-	-

The Company recorded rent expenses of US$31,164 and US$29,644 in general and administrative expenses in the statements of operations and comprehensive loss during the nine months ended December 31, 2020 and 2019, respectively.

Other Commitments

The Company did not have other significant commitments, long-term obligations, or guarantees as of December 31, 2020.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of December 31, 2020, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 has determined that it does not have any other material subsequent events to disclose in these financial statements:

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

Overview

From 2016 to 2020, we were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. In 2020, this business was discontinued and we became a non-operating “shell” company.

On October 21, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is our principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Shares”), with each Series C Preferred Share initially being convertible into 11 shares of our common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired all the issued and outstanding capital stock of QDM BVI and its indirect subsidiary, YeeTah Insurance Consultant Limited, a Hong Kong corporation (“YeeTah”), an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

YeeTah is a licensed insurance brokerage company in Hong Kong that sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah assists customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

Impact of COVID-19

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic, the governments of many countries, states, cities and other geographic regions, including Hong Kong, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.

With social distancing measures having been implemented to curtail the spread of COVID-19, insurance brokers in Hong Kong, such as YeeTah, which relied primarily on storefront and in-person consultations for new business production faced an immediate slowdown. In addition, Hong Kong has suspended mainland tourists’ free travel and requested those who travel from the mainland and enter Hong Kong undergo quarantine for 14 days.

Customers from mainland China contributed to a large part of YeeTah’s commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the political turmoil and travel restrictions related to the COVID-19 epidemic, mainland Chinese customers have dropped sharply. As a result, YeeTah’s revenue from commissions on new business has decreased significantly. YeeTah’s commissions from renewal premiums have also been materially affected since the mainland Chinese customers have been late in making the renewal payments due to inability to visit Hong Kong to make the payments. Most of YeeTah’s mainland customers do not have Hong Kong bank account and used to pay their premiums through credit card or in cash in person.

Protests in Hong Kong

Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. The economy of Hong Kong has been negatively impacted, including the retail market, property market, stock market, and tourism, from such protests.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure you that the Hong Kong protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

Our revenue is susceptible to the ongoing Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. As a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which has impacted our revenue for period from June 2019 to the quarter ended June 30, 2020.

It is unclear whether there will be other political or social unrest in the near future or that there will not be other events that could lead to the disruption of the economic, political and social conditions in Hong Kong. If such events persist for a prolonged period of time or that the economic, political and social conditions in Hong Kong are to be disrupted, our overall business and results of operations may be adversely affected.

Results of Operations

Three Months Ended December 31, 2020 and 2019

The following table presents an overview of the results of operations for the three months ended December 31, 2020 and 2019:

	For The Three Months Ended	For The Three Months Ended
	December 31, 2020	December 31, 2019
Revenue	$33,455	$54,773
Cost of sales	33,133	41,202
Gross profit	322	13,571

Operating costs and expenses:
General and administrative expenses	87,673	290,442
Total operating costs and expenses	87,673	290,442

Loss from operations	(87,351)	(276,871)

Total other income	3,559	29,606

Net loss	$(83,791)	$(247,265)

Revenue

Revenue decreased by approximately $21,000 or 38.9% for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease was mainly due to the economic impacts resulted from the ongoing COVID -19 epidemic in Hong Kong and mainland China during fiscal 2020.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to the Company. The amount decreased by approximately $8,000 or 19.6% for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease was due to the decrease of revenue.

Gross margin

Gross margin was 1.0% for the three months ended December 31, 2020 as compared to the gross margin of 24.8% of the same period of last year. The lower gross margin in 2020 compared to 2019 was because our commission costs for the three months ended December 31, 2019 were lower. During the three months ended December 31, 2020, the Company increased its commissions for renewals for clients referred by YeeTah Financial Group Co., Ltd. from the previous year.

General and administrative expenses

General and administrative expenses (“G&A”) expenses consist primarily of stock-based payments, employee salaries, office rent, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. G&A expenses decreased by approximately $203,000 or 69.8% for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease was primarily due to a decrease of approximately $223,000 in stock-based compensation to officers and directors due to less stock-based compensation was awarded in 2020. The $223,000 decrease resulted from less stock-based compensation was offset by a slight net increase in other G&A expenses during 2020.

Other income

Other income decreased by approximately $26,000 or 88% for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease was due to termination of certain management services YeeTah provided to a related party in December 2019.

Net loss

As a result of the factors described above, net loss for the three months ended December 31, 2020 decreased by approximately $163,000 or 66.1% as compared to the same period of 2019.

Nine Months Ended December 31, 2020 and 2019

The following table presents an overview of the results of operations for the nine months ended December 31, 2020 and 2019:

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2020	December 31, 2019
Revenue	$100,355	$177,954
Cost of sales	99,130	166,412
Gross profit	1,225	11,542

Operating costs and expenses:
General and administrative expenses	230,122	493,600
Total operating costs and expenses	230,122	493,600

Loss from operations	(228,897)	(482,058)

Total other income	6,849	85,295

Net loss	$(222,048)	$(396,763)

Revenue

Revenue decreased by approximately $78,000 or 43.6% for the nine months ended December 31, 2020 as compared to the same period of 2019. The decrease was mainly due to the economic impact resulting from the prolonged Hong Kong civilian protests and COVID -19 during the nine months ended December 31, 2020.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to the Company. The amount decreased by approximately $67,000 or 40.4% for the nine months ended December 31, 2020 as compared to the same period of 2019. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 1.2% for the nine months ended December 31, 2020 as compared to the 6.5% for the same period of last year. The lower gross margin in 2020 compared to 2019 was because our commission costs for the nine months ended December 31, 2019 were lower. During the nine months ended December 31, 2020, the Company increased its commissions for renewals for clients referred by YeeTah Financial Group Co., Ltd. from the previous year.

General and administrative expenses

G&A expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. G&A expenses decreased by approximately $263,000 or 53.4% for the nine months ended December 31, 2020 as compared to the same period of 2019. The decrease was primarily due to a decrease of approximately $289,000 in stock-based compensation to officers and directors due to less stock-based compensation was awarded in 2020. The $289,000 decrease resulted from less stock-based compensation was offset by a slight net increase in other G&A expenses during 2020. The $289,000 decrease resulted from less stock-based compensation was offset by a slight net increase in other G&A expenses during 2020.

Other income

Other income decreased by approximately $78,000 or 92% for the nine months ended December 31, 2020 as compared to the same period of 2019. The decrease was due to termination of certain management services YeeTah provided to a related party in December 2019.

Net loss

As a result of the factors described above, net loss for the nine months ended December 31, 2020 decreased by approximately $175,000 or 44% as compared to the same period of 2019.

 Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency.

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currency at the prevailing rates of exchange at the balance date. The resulting exchange differences are reported in the statements of operations and comprehensive income.

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate the Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2020 and 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. As of December 31, 2020, and March 31, 2020, we had $70,930 and $62,780, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

Nine Months Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(226,493)	$(97,418)
Net cash provided by (used in) financing activities	234,643	(61,998)
Net increase (decrease) in cash, cash equivalents	8,150	(159,416)
Cash and cash equivalents at beginning of period	62,780	177,556
Cash and cash equivalents at end of year	$70,930	$18,140

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations from the civilian protests in Hong Kong and the COVID-19 pandemic, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $226,000 for the nine months ended December 31, 2020, compared to net cash used in operating activities of approximately $97,000 for 2019, represented an increase of approximately $129,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to a decrease of net loss of $175,000 in the nine months ended December 31, 2020 as compared to the same period of 2019. In addition, the decrease was also due to following working capital changes:

(1)	Change in accounts receivable resulted in an approximately $4,000 cash inflow for the nine months ended December 31, 2020, while for the nine months ended December 31, 2019, change in accounts receivable was an approximately $41,000 cash inflow, which led to an approximately $37,000 decrease in net cash inflow from operating activities.

(2)	Change in prepaid expenses resulted in an approximately $18,000 cash outflow for the nine months ended December 31, 2020, while for the nine months ended December 31, 2019, change in prepaid expenses resulted in a cash outflow of approximately $1,000, which led to an approximately $17,000 increase in net cash outflow from operating activities.

(3)	Change in accounts payable and accrued liabilities resulted in an approximately $13,000 cash outflow for the nine months ended December 31, 2020, while for the nine months ended December 31, 2019, change in accounts payable and accrued liabilities generated a cash inflow of approximately $27,000, which led to an approximately $39,000 increase in net cash outflow from operating activities.

(4)	Change in non-cash operating items resulted in an approximately $21,000 cash inflow for 2020, while for 2019, change in non-cash operating items resulted in a cash inflow of approximately $236,000, which led to an approximately $215,000 decrease in net cash inflow from operating activities.

Financing Activities:

Net cash generated from financing activities was approximately $235,000 for the nine months ended December 31, 2020, which was attributable to the net results of: i) stockholder advances of approximately $499,000; ii) cash used in reverse acquisition of approximately $244,000; iii) cash of approximately $30,000 incurred for future equity issuance; iv) shareholder capital contributions of approximately $20,000; and v) repayment of shareholder advances of approximately $10,000.

Net cash used for financing activities was approximately $62,000 for the nine months ended December 31, 2019, which was attributable to the net results of: i) stockholder advances of approximately $59,000; ii) cash used in repurchase of common stock of approximately $14,000; and iii) repayment of stockholder advances of approximately $107,000.

Material Commitments

The Company had one office lease agreement and its lease commitments as of December 31, 2020 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	Over 3 years
Operating lease obligations	$11,692	11,692	$-	$-

Critical Accounting Policies

Please refer to the notes to the Company’s consolidated financial statements included in this Report for details of critical accounting policies. There were no areas requiring significant management judgments and estimates for the periods covered by this Report.

Off-balance Sheet Commitments and Arrangements

As of December 31, 2020, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Dated: February 24, 2021	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: February 24, 2021	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

