Form 10-K
period 2021-03-31
QDM International Inc.
filed 2021-07-12
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

+86 (21) 22183083
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Marketplace operated by the OTC Markets as of September 30, 2020 ($1.50) was approximately $622,892.

As of July 9, 2021, 6,238,553 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

ii

Unless otherwise indicated or the context otherwise requires, references in this Report to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company;

●	“BVI” are to the British Virgin Islands;

●	“common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of the QDM BVI;

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, each convertible into eleven shares of common stock initially;

●	the “Group” are to QDM BVI, QDM HK and YeeTah, collectively;

●	“technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	“we,” “us,” “our,” “QDM,” and the “Company” refer to QDM International Inc. a Florida corporation; and

●	“YeeTah” are to YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

The Company, 24/7 Kid, and QDM BVI maintain their books and records in U.S. dollars and in accordance with generally accepted accounting principles of the United States. QDM HK and YeeTah maintain their books and records either in U.S. dollars or Hong Kong dollars. This Report also contains translations of Hong Kong dollars into U.S. dollars for the convenience of the reader. The Hong Kong dollar is freely convertible into other currencies (including the U.S. dollar). Since 1983, the Hong Kong dollar has effectively been officially linked to the U.S. dollar at the rate of approximately HK$7.80 = US$1.00. However, the market exchange rate of the Hong Kong dollar against the U.S. dollar continues to be influenced by the forces of supply and demand in the foreign exchange market.

Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at HK$7.8 = US$1.00, which is the prevailing exchange rate as of July 9, 2021. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

iii

PART I

Item 1.	Business.

Overview

We are an insurance brokerage company operating primarily in Hong Kong. We sell a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as an Mandatory Provident Fund (“MPF”) Intermediary, we also provide our customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are mandatory retirement protection schemes set up for employees who are Hong Kong residents.

We sell insurance products underwritten by insurance companies operating in Hong Kong to our individual customers who are either Hong Kong residents or visitors from Mainland China and are compensated for our services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. Commissions generally depend on the type, term of insurance products and the particular insurance company and they are usually paid by the insurance companies the next month after the cooling off period of the policies sold, which is generally 21 days after the earlier of the delivery of the policy or a cooling off notice to the policy holder.

As of the date of this Report, we are a party to agreements with 20 insurance companies in Hong Kong, and offers approximately 520 insurance products to our customers. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of our total commissions was attributable to our top two insurance companies, each accounted for more than 10% of our total commissions. For the fiscal year ended March 31, 2020, an aggregate of 94.34% of our total commissions was attributable to our top three insurance companies, each accounted for more than 10% of our total commissions.

As of March 31, 2021, we had serviced an aggregate of 613 customers in connection with the purchase of an aggregate of 667 insurance products as well as a total of 35 customers for MPF related services.

As an independent insurance agency, we offer not only a broad range of insurance products underwritten by multiple insurance companies to address the needs of increasingly sophisticated customers with diverse needs and preferences but also quality services covering the policy application, customer information collection, analysis of policy selection, and after-sale services.

We focus on offering long-term life insurance products including endowment life and annuity life insurance and distribute general insurance products including automobile insurance, individual accident insurance, homeowner insurance, liability insurance and travel insurance. All of our sales of life and medical insurance products and general insurance products are conducted through our licensed sales persons (known in Hong Kong as technical representatives).

Hong Kong’s independent insurance intermediary market is experiencing rapid growth due to increasing demands for insurance products by the Chinese population, especially visitors from mainland China. We intend to grow our business by offering premium services and recruiting talent to join our professional team and sales force, expanding our distribution network through building more connections with business partners in Hong Kong and mainland China, such as wealth management companies, funds, trust companies, and overseas immigration agencies.

Corporate History

We were incorporated in Florida in March 2020 as the successor to 24/7 Kid, which was incorporated in Florida in November 1998. 24/7 Kid was a telemedicine company that provided Connect-a-Doc telemedicine kits to schools and its services aimed at providing an alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

On March 3, 2020, a stock purchase agreement (the “Purchase Agreement”) was entered into by and between Huihe Zheng, our Chief Executive Officer and Chairman and Tim Shannon, our then controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Purchase Agreement, Mr. Shannon sold to Mr. Zheng (i) 710,000 shares common stock of 24/7 Kid, representing 42.6% of the total issued and outstanding shares of common stock of 24/7 Kid as of March 9, 2020 and (ii) 13,500 shares of Series B Preferred Stock, each entitling the holder to 100 votes on all corporate matters submitted for stockholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds. The shares of common stock and Series B Preferred Stock acquired by Mr. Zheng, in the aggregate, represented 68.3% of the outstanding voting securities of 24/7 Kid as of March 9, 2020, and the acquisition of such shares resulted in a change in control of 24/7 Kid.

On March 11, 2020, we were incorporated in Florida as a wholly owned subsidiary of 24/7 Kid and QDM Merger Sub, Inc. (“Merger Sub”) was incorporated in Florida as our wholly owned subsidiary, for the purposes of effectuating a name change by implementing a reorganization of the corporate structure of 24/7 Kid through a merger (the “Merger”). On March 13, 2020, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among 24/7 Kid, the Company, and the Merger Sub. On April 8, 2020, the Articles of Merger were filed with the State of Florida to effect the Merger as stipulated by the Merger Agreement.

Pursuant to the Merger Agreement, Merger Sub merged with and into 24/7 Kid, with 24/7 Kid being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and 24/7 Kid became a direct, wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Stock of 24/7 Kid were converted into shares of the Company’s common stock and Series B Preferred Stock, respectively, on a one-for-one basis, with the Company securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the securities of 24/7 Kid being converted. As a result, upon consummation of the Merger, all of the stockholders of 24/7 Kid immediately prior to the Merger became stockholders of the Company and all the directors and officers of 24/7 Kid became the directors and officers of the Company. Upon consummation of the Merger, we became the successor issuer to 24/7 Kid pursuant to 12g-3(a) and as a result shares of our common stock were deemed to be registered under Section 12(g) of the Exchange Act.

On October 21, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the transaction, the “Share Exchange”). The Share Exchange closed on October 21, 2020. As a result of the consummation of the Share Exchange, we acquired QDM BVI, QDM HK and YeeTah, which is an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Since the consummation of the Share Exchange, we have assumed the business operations of the Group as our own.

As described above, on October 21, 2020, we acquired all the issued and outstanding capital stock of QDM BVI pursuant to the Share Exchange Agreement and QDM BVI became our wholly owned subsidiary. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QDM BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of QDM BVI have been brought forward at their book value and no goodwill has been recognized.

Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Share Exchange will be those of the Group and will be recorded at the historical cost basis of the Group, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Group, historical operations of the Group, and operations of the Company and its subsidiaries from the closing date of the Share Exchange.

As a result of the acquisition of all the issued and outstanding capital stock of QDM BVI, we have now assumed the business operations of the Group as our own.

Our current principal offices are located at Room 715, 7F, The Place Tower C, No. 150 Zunyi Road, Changning District, Shanghai, China 200051. Our phone number is +86 (21) 22183083.

Corporate Structure

Our corporate organization structure is as follows as of the date of this Report:

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2021, we had distributed an aggregate of 667 life and medical insurance policies from 20 insurance companies in Hong Kong. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners, and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, including but not limited to, Prudential and AIA International Limited which have very stringent requirements on selection of brokers. We have been working with them for a few years and are able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team. Our responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, our administrative manager has more than 20 years of experience in the insurance industry and 6 years of management experience.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that our strong in-house training program, which covers both product knowledge and sales skills, gives us a competitive edge over the other professional insurance intermediaries and helps us retain our sales force and improve our sales. The training also emphasizes inculcating in our technical representatives our corporate culture of customer service and commitment to high ethical standards.

Growth Strategy

Our goal is to further expand our distribution network. To achieve this goal, we intend to capitalize on the growth potential of China and Hong Kong’s insurance industry and the insurance intermediary sector, leverage our competitive strengths and pursue the following strategy:

●	Pursue Acquisitions of Other Insurance Intermediaries. We intend to acquire suitable insurance intermediaries in mainland China in order to achieve the objective of growth and provide an area of expansion that will add to insurance product/service lines in a market that is currently not served by us.

●	Further Participation in the Growing Life-Insurance Sector in Hong Kong. Life insurance products that require periodic premium payments have the potential to generate sustained revenue over an extended period of time. In order to take advantage of the significant growth potential of Hong Kong’s life issuance market and generate recurring income, we intend to continue to devote significant resources to growing this business line. We intend to actively recruit sales and marketing professionals to help increase sales of life insurance products in Hong Kong. We also intend to improve the productivity of individual technical representatives through rigorous training. In addition, we plan on leveraging our existing customer base to cross-sell life insurance products to our non-life insurance customers.

●	Further Expand Our Distribution Network Through Building Relationships with Strategic Partners. The insurance intermediary sector in Hong Kong is highly competitive. We plan to grow our distribution network by building relationships with partners in mainland China that have the potential of generating large premium in sales such as financial institutes, real estate companies and other public entities and with wealth management companies, high net-worth clients and strategic partners in the Hong Kong market through recruiting and hiring more sales professionals to cover strategic partners. We believe that expanding our distribution network will help us generate more business and grow our sales.

●	Continue to Strengthen Our Relationships with Leading Insurance Companies. We currently establish and maintain most of our business relationships with insurance companies in Hong Kong. As we plan to expand our distribution network through partners in China in an effort to increase our sales volumes in the future, we hope to obtain favorable commission rates and exclusive rights to distribute high-margin products or collaborate with our insurance company partners to custom-develop products to suit the needs of our prospective customers.

Recent Developments

Impact of COVID-19

An outbreak of a novel strain of the coronavirus, commonly referred to as COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to the pandemic, the governments of many countries, states, cities and other geographic regions, including Hong Kong, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.

With social distancing measures having been implemented to curtail the spread of COVID-19, brokers in Hong Kong, such as us, which relied primarily on storefront and in-person consultations for new business production faced an immediate slowdown. In addition, Hong Kong has suspended mainland tourists’ free travel and requested those who travel from mainland China and enter Hong Kong to undergo quarantine for 14 days.

Customers from mainland China contributed to a substantial part of our commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the political turmoil and travel restrictions related to the COVID-19 epidemic in China, mainland Chinese customers have dropped sharply. As a result, our revenue from commissions on new business has decreased significantly. Our commissions from renewal premiums have also been materially affected since the mainland Chinese customers have been late in making the renewal payments due to the inability to visit Hong Kong to make the payments. Most of our mainland customers do not have Hong Kong bank account and used to pay their premiums through credit card or in cash in person. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the impact of COVID-19 on our business operations and financial conditions. We do not expect a significant improvement over our business and results of operations until the COVID-19 is effectively contained in Hong Kong and China and the mainland visitors are permitted to enter Hong Kong without a quarantine. As such, we presently focus on servicing Hong Kong residents.

The extent to which the COVID-19 epidemic affects our business will depend on future developments in Hong Kong and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. The duration of such business disruption and the resulting operational and financial impact on us have negatively affected our financial results for the fiscal year ended March 31, 2021 and may continue to adversely affect our business operations for the year ended March 31, 2022. The global spread of COVID-19 pandemic in a significant number of countries around the world has resulted in, and may intensify, global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. See “Risk Factors—Risks Related to Our Business and Industry— Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 epidemic in China and Hong Kong.

Impact of Protests in Hong Kong

Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. On June 30, 2020, China’s National People’s Congress Standing Committee passed a national security law for the Hong Kong Special Administrative Region (HKSAR). Hong Kong’s Chief Executive promulgated it in Hong Kong later the same day. Among other things, it criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong. The economy of Hong Kong has been negatively impacted, including the retail market, property market, stock market, and tourism, from such protests.

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

Our revenue is susceptible to Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. As a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which has impacted our revenue for the period from June 2019 to the quarter ended June 30, 2020.

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

Self-underwritten Public Offering

On April 29, 2021, we consummated an initial closing of a “best efforts” self-underwritten public offering of our common stock, par value $0.0001 per share (the “Offering”), in which we issued and sold an aggregate of 501,250 shares (the “Shares”) of our common stock at a price of $0.40 per share to certain investors, generating gross proceeds of $200,500. The material terms of the Offering are described in the prospectus, dated April 13, 2021, filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 14, 2021, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252967), originally filed with the SEC on February 10, 2021 (as amended, the “Registration Statement”), which was declared effective by the SEC on April 13, 2021. In connection with the sale of the Shares, on April 15, 2021, we entered into securities purchase agreements with the investors in substantially the form filed as Exhibit 10.4 to the Registration Statement. Additional closings of the Offering may be held from time to time until July 13, 2021.

 Conversion of Series C Convertible Preferred Stock

Pursuant to the Share Exchange Agreement entered into on October 21, 2020 by and among the Company, QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI who is also our principal stockholder and Chairman, Chief Executive Officer and President, we acquired all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Huihe Zheng 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”) of the Company.

The Certificate of Designation of Series C Preferred Shares provides that each Series C Preferred Share is convertible, at any time and from time to time from and after October 21, 2020, at the option of the holder and without the payment of additional consideration by the holder, into shares of our common stock at an initial conversion rate of 1-for-11. On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, we issued 4,049,254 shares (the “Conversion Shares”) of our common stock, par value $0.0001 per share, upon conversion of an aggregate of 368,114 Series C Preferred Shares at a conversion ratio of 1-for-11, pursuant to the terms of the Certification of Designation. Following the issuance of the Conversion Shares, we had an aggregate of 6,238,553 shares of common stock issued and outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Shares was deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 3(a)(9) of the Securities Act. The recipient of the shares represented its intention to acquire such shares for investment only and not with a view to, or for sale in connection with, any distribution thereof.

The Hong Kong Insurance Market

Hong Kong has one of the most developed insurance markets in Asia, with the per capita insurance premium standing at high levels and has attracted many of the world’s top insurance companies. According to the Statistical Highlights issued by Research Office of the Legislative Council Secretariat on May 10, 2019, the Hong Kong insurance industry has shown a considerable growth in recent years. In 2018, the total gross premiums of the industry were about HK$531.7 billion (approximately $68.17 billion), representing an increase of 78% over 2013, primarily as a result of an increase of 86% in long term business (e.g. life and annuity), which we believe might be indicative of the increasing demand for long term insurance products due to aging population.

We believe that Hong Kong’s insurance industry’s accelerating growth is also attributable to increasing demands for insurance products by the Chinese population, especially visitors from mainland China. According to statistics from the Hong Kong Insurance Authority, the number of new policies brought by mainland visitors had been steadily increasing year by year until 2018, while witnessed a 25.6% decrease in 2019.

According to the statistics released by the Hong Kong Insurance Authority, the number of new policies purchased by mainland visitors in 2019 was 345,021, accounting for approximately 23.4% of the total number of new policies for individual insurance business, which typically includes, but not limited to, medical insurance, long-term life insurance, term life insurance, annuity, critical illness insurance and savings insurance. According to the Hong Kong Insurance Authority, the total amount of new premiums for individual insurance in 2019 was HK$172.3 billion (approximately $22.09 billion), which represents an increase of 6.5% compared to 2018 (HK$161.8 billion). Among them, the new policy premiums brought by mainland China visitors were HK$43.4 billion (approximately $5.6 billion), accounting for 25.2% of the total new policy premiums for individual insurance business. The diagram below demonstrates the number and percentage of new policies purchased by the mainland visitors over the years from 2010 to 2019.

Source: Hong Kong Insurance Authority

Market Potential and Recent Trends

Hong Kong’s insurance industry is expected to slow down in 2020 as a result of the COVID-19 epidemic in China and Hong Kong and social unrest in the city. GlobalData, a leading data and analytics company, forecast that the industry will grow by 1.46% in 2020, from HKD 552 billion (approximately $70.8 billion) to HKD 560 billion (approximately $71.8 billion), representing one fourth of the sector’s rate of expansion last year. The slowing pace will hit all insurance segments but in particular life insurance, which represents more than 90% of the Hong Kong insurance market. Non-life insurance sectors are now expected to grow by 1% in 2020, in contract with pre-COVID-19 expectation of a growth of 4.4%. However, the firm forecasts a stronger future for the Hong Kong insurance industry beyond 2020, predicting 5.6%, 6.5% and 7.1% annual growth rates in 2021, 2022 and 2023, respectively.

Source: https://www.globaldata.com/

Hong Kong’ containment measures to control the spread of the COVID-19 will further affect its economy and insurance industry, which was already impacted by the recent civil unrest and US-China trade conflict.

Another issue faced by Hong Kong life insurers is related to their business from China. Customers from Chinese mainland constitute an important segment for Hong Kong life insurers. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the recent riots in Hong Kong and now COVID-19 epidemic in China, interest from Chinese mainland customers has dropped sharply. As a result, sales to Chinese customers has fallen to negligible levels.

Products and Services

We market and sell two broad categories of insurance products: (1) life and medical insurance products, and (2) general insurance products. As of the date of this Report, insurance products we sell are underwritten by 20 insurance companies in Hong Kong. In addition, as an MPF Intermediary, we also assist our customers with their investment through the MPF and the ORSO schemes in Hong Kong. Such services primarily include collection and provision of information on investment products and exclude investment advisory services.

Life and Medical Insurance Products

Our life and medical insurance products collectively accounted for approximately 96.3% and 95.0% of our net revenues for the fiscal years ended March 31, 2021 and 2020, respectively. For life and medical insurance products purchased by our customers, we generally receives commissions in the range of 2.72% to 168% of the first year premiums and in the range of 0% to 49.5% of renewal premiums.

The sale of life and medical insurance products is, and we currently expect it to continue to be, the major source of our revenue in the next several years. We began offering life insurance products in 2015 with a focus on individual life products with periodic payment schedules. The major life and medical insurance products we sell can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products we sell combine features of one or more of the categories listed below:

●	Individual Health Insurance. The individual health insurance products we sell primarily consist of critical illness insurance products, which provide guaranteed benefits when the insured is diagnosed with specified serious illnesses, and medical insurance products, which provide conditional reimbursement for medical expenses during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

●	Individual Annuity. The individual annuity products we sell generally provide annual benefit payments after the insured attains a certain age, or for a fixed time period, and provide a lump sum payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payments of premiums during a pre-determined accumulation period.

●	Individual Endowment Life Insurance. The individual endowment products we sell generally provide insurance coverage for the insured for a specified time period and maturity benefits if the insured reaches a specified age. The individual endowment products we sell also provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

We believe due to China and Hong Kong’s rapidly aging population, high national savings rate, sustained economic development, rising household income, strong support from government policies and regulations, and enhanced risk protection awareness, Hong Kong’s life and medical insurance sector will experience faster growth than the other insurance sectors, and currently we plan to allocate greater resources to develop our life and medical insurance business.

General Insurance Products

Our general insurance products, also known as property and casualty insurance products, accounted for approximately 3.7% and 2.7% of our net revenues for the fiscal years ended March 31, 2021 and 2020, respectively. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 5.0% - 55.0% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

●	Individual Accident Insurance. The individual accident insurance products we sell generally provide a guaranteed benefit during the coverage period in the event of death or disability of the insured as a result of an accident, or a reimbursement of medical expenses to the insured in connection with an accident. These products typically require only a single premium payment for each coverage period. Because most of the individual accident insurance products we sell are underwritten by general insurance companies, we classify individual accident insurance products as general insurance products.

●	Travel Insurance. The travel insurance products we sell are short-term insurance providing guaranteed benefit in the event of death or disability and covering travel-related emergencies and losses, either within one’s own country, or internationally. These products typically require only a single premium payment for each coverage period.

●	Homeowner Insurance. The homeowner insurance products we sell primarily cover damages to the insured house, along with furniture and household electrical appliance in the house caused by a number of incidents such as fire, flood and explosion.

●	Auto Insurance. We facilitate both standard auto insurance policies and supplemental policies, which we refer to as riders. The standard auto insurance policies we facilitate generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. We also facilitate standard third-party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders we facilitate cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retire plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPF as trustees to administer the MPF and ORSO schemes. As of March 31, 2021, there were a total 15 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% - 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. We assisted an aggregate of 35 customers with account opening and transfer of funds through the MPF scheme since inception.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2021, we had ten technical representatives in Hong Kong. We were a party to an agreement with YeeTah Financial Group Co., Ltd. (“YeeTah Financial”), a company controlled by our former officer and director, which referred customers, most of whom are mainland visitors, to us for the purchase of insurance products in Hong Kong in exchange for certain fees paid by us out of our commissions earned through the insurance policies purchased by the referred customers. Such agreement with YeeTah Financial was terminated in December 2019 and we are in the process of identifying new cross-industry marketing partners in various lines of businesses to expand our business.

Customers

From March 2017 to March 31, 2021, the total number of our individual customers grew from 329 to 613. By providing premium customer services to our customers, we also strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, i.e. a customer who purchases more than one product from us. During the fiscal year ended March 31, 2021, we had 13 customers from Hong Kong. During the fiscal year ended March 31, 2020, we had 26 customers from Hong Kong and one customer from mainland China.

Collaboration with Insurance Companies

As of March 31, 2021, we had entered into long-term agreements with 20 insurance companies in Hong Kong, pursuant to which we are authorized to market and distribute certain insurance products of those companies to our customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products we sell and our commission rates.

For the fiscal years ended March 31, 2021 and 2020, our top three insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2021		Fiscal Year Ended March 31, 2020
Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
Company A	48,102	39.0%	88,163	39.8%
Company B	61,575	49.8%	82,895	37.5%
Company C	6,666	5.4%	38,000	17.2%

Collaboration with Business Partners

On February 5, 2021, we entered into a cooperation agreement (the “Agreement”) with Beijing HeWuHuiYing Equity Investment Co., Ltd., a limited liability company in China (“HeWuHuiYing”). Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote our brand, products and services in mainland China, including business development, market researches, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, we agreed to issue to HeWuHuiYing an aggregate of 1,500,000 Compensation Shares (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if we achieve a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if we achieve a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on our audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of product offerings, customer services and reputation. Our principal competitors include:

●	Professional insurance intermediaries. As of March 31, 2021, there were a total of 2,356 and 828 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance intermediaries are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies as well as better insurance premium.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business; primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products and professional services.

Although some of our competitors have operated for a longer period of time than us, with more market shares and greater brand influence, we believe that our entrepreneurial attitude and smaller size, as well as our customer service, enable us to better respond and adapt to fast changing insurance market conditions compared to the larger competitors.

Seasonality

Our income is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. For life insurance, the insurance companies, under pressure to meet their annual sales targets, would increase their sales efforts during the fourth quarter of a year by, for example, offering more incentives for insurance intermediaries to increase sales. As a result, income derived from life insurance products for the fourth quarter of a year is generally the highest among all four quarters. Business activities, including buying and selling insurance, usually slow down during the Chinese New Year festivities, which occur during the first quarter of each year. As a result, income derived from our insurance products for the first quarter of a year has generally been the lowest among all four quarters.

Intellectual Property

As of March 31, 2021, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

We had one and two full-time employees as of March 31, 2021 and 2020, respectively. We also had ten and ten licensed technical representatives as of March 31, 2021 and 2020, respectively. Technical representatives are licensed individuals who provide regulated advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. Our affiliated technical representatives are not our employees and are only compensated via commissions on sales of insurance policies. The commissions we pay our technical representatives vary from 100% to 170% of basic commission rate provided by each insurance company.

Government Regulation

As a business operating in Hong Kong, we are subject to various regulations and rules promulgated by the Hong Kong government. The following is a brief summary of the Hong Kong laws and regulations that currently materially affect our business. This section does not purport to be a comprehensive summary of all present and proposed regulations and legislation relating to the industry in which we operate our business.

Regulations Related to Insurance Intermediaries

Effective September 23, 2019, the Insurance Authority of Hong Kong (“IA”) took over the regulation of insurance agents and brokers (collectively, “Insurance Intermediaries”) from the three self-regulatory organizations (i.e., the Insurance Agents Registration Board established under The Hong Kong Federation of Insurers, The Hong Kong Confederation of Insurance Brokers and The Professional Insurance Brokers Association) and becomes the sole regulator to license and supervise all Insurance Intermediaries in Hong Kong. The IA is responsible for supervising Insurance Intermediaries’ compliance with the provisions of Insurance Ordinance (Cap. 41) (“IO”), and the relevant regulations, rules, codes and guidelines issued by the IA. The IA is also responsible for promoting and encouraging proper standards of conduct of Insurance Intermediaries, and has regulatory powers in relation to licensing, inspection, investigation and disciplinary sanctions.

The regulatory regime for Insurance Intermediaries is activity-based. Under section 64G of the IO, a person must not carry on a regulated activity, or must not hold out that the person is carrying on a regulated activity, in the course of business or employment, or for reward unless the person holds an appropriate type of Insurance Intermediary license or is exempt under the IO.

Regulated Activity

Under section 3A(a) of the IO and Schedule 1A to the IO, a person carries on a regulated activity if the person does any of the following:

●	negotiating or arranging a contract of insurance;

●	inviting or inducing, or attempting to invite or induce, a person to enter into a contract of insurance;

●	inviting or inducing, or attempting to invite or induce, a person to make a decision in relation to (a) the making of an application or proposal for a contract of insurance; (b) the issuance, continuance or renewal of a contract of insurance; (c) the cancellation, termination, surrender or assignment of a contract of insurance; (d) the exercise of a right under a contract of insurance; (e) the change in any term or condition of a contract of insurance; or (f) the making or settlement of an insurance claim; or

●	giving advice in relation to (a) the making of an application or proposal for a contract of insurance; (b) the issuance, continuance or renewal of a contract of insurance; (c) the cancellation, termination, surrender or assignment of a contract of insurance; (d) the exercise of a right under a contract of insurance; (e) the change in any term or condition of a contract of insurance; or (f) the making or settlement of an insurance claim (such advice is referred to as “Regulated Advice”).

Types of Licensed Insurance Brokers

The licensing regime under the IO prescribes two types of licensed insurance brokers: licensed insurance broker companies and licensed technical representatives (broker).

●	A licensed insurance broker company is a company which is granted an insurance broker company license under section 64ZA of the IO to carry on regulated activities in one or more lines of business, and to perform the act of negotiating or arranging an insurance contract as an agent of any policy holder or potential policy holder.

●	A licensed technical representative (broker) is an individual who is granted a technical representative (broker) license under section 64ZC of the IO to carry on regulated activities in one or more lines of business, as an agent of any licensed insurance broker company.

A license granted under section 64ZA or 64ZC of the IO is valid for 3 years or, if the IA considers it appropriate in a particular case, another period determined by the IA, beginning on the date on which it is granted.

Responsible Officer

Under section 64ZF of the IO, a licensed insurance broker company should appoint a fit and proper person to discharge his or her responsibilities as a responsible officer of the insurance broker company, and should provide sufficient resources and support to that person for discharging his or her responsibilities. Prior approval of the IA is required for appointment of the responsible officer.

Transitional Arrangements for Insurance Brokers

To facilitate a smooth transition, all insurance brokers who were validly registered with The Hong Kong Confederation of Insurance Brokers or Professional Insurance Brokers Association immediately before September 23, 2019 are deemed as licensed insurance brokers under the IO for a period of three years. The incumbent chief executives of the insurance broker companies are also eligible for the transitional arrangements. The IA will, staggered over the three-year transitional period, invite deemed licensees to submit applications to the IA for granting of formal licenses and approvals.

“Fit and Proper” Requirements

Under the IO, a person who is, is applying to be, or is applying for a renewal of a license to be, a licensed insurance broker is required to satisfy the IA that he/she/it is a fit and proper person. In addition, the responsible officer(s), controller(s), and director(s) (where applicable) of a licensed insurance broker company are also required to be fit and proper persons. These “fit and proper” requirements aim at ensuring that the licensed insurance brokers are competent, reliable and financially sound, and have integrity. Pursuant to the IO, in determining whether a person is a fit and proper person, the IA must consider, among others, the following factors:

●	the person’s education or other qualifications or experience;

●	the person’s ability to carry on a regulated activity competently, honestly and fairly;

●	the persons’ reputation, character, reliability and integrity;

●	the person’s financial status or solvency;

●	whether any disciplinary action has been taken against the person by the Monetary Authority, the Securities and Futures Commission, the Mandatory Provident Fund Schemes Authority; or any other authority or regulatory organization (in Hong Kong or elsewhere) with functions similar to those of the IA;

●	if the person is a company in a group of companies, any information in the possession of the IA relating to any other company in the group of companies or any controller or director of the person or of such company;

●	the state of affairs of any other business which the person carries on or proposes to carry on; and

●	in respect of an application to be licensed as a licensed insurance broker company or renewal of such license, any information in the possession of the IA relating to (i) any current or prospective employees or affiliates of the person, or any other person acting for or on behalf of the person, in each case, for the purposes of carrying on regulated activities and (ii) the question as to whether the person has established effective internal control procedures and risk management systems to ensure its compliance with the IA.

The IA also issued the Guideline on “Fit and Proper” Criteria for Licensed Insurance Intermediaries under the Insurance Ordinance (Cap. 41) to further explain the criteria that the IA would adopt in determining whether a person is a fit and proper person. In addition, continuing professional development is part of the fit and proper requirement and the IA issued the Guideline on Continuing Professional Development for Licensed Insurance Intermediaries to provide guidance for complying with the continuing professional development requirements.

Financial and Other Requirements for Licensed Insurance Broker Companies

A licensed insurance broker company is required to comply with the Insurance (Financial and Other Requirements for Licensed Insurance Broker Companies) Rules (“Broker Rules”), which set out, inter alia, some of the key requirements in relation to:

●	Share Capital and Net Assets

A licensed insurance broker company must at all times maintain a paid-up share capital of not less than $500,000 and net assets of not less than $500,000, subject to the transitional arrangements mentioned above, pursuant which, the insurance broker company is required to maintain the amount of paid-up share capital and net assets of (i) not less than $100,000 for the period from September 23, 2019 to December 31, 2021 and (ii) not less than $300,000 for the period from January 1, 2022 to December 31, 2023.

●	Professional Indemnity Insurance

A licensed insurance broker company must maintain a professional indemnity insurance policy that provides coverage for claims made against the company for liabilities arising from breaches of duty in the course of carrying on its regulated activities.

●	Client Accounts

A licensed insurance broker company that receives or holds client monies must maintain at least one client account with an authorized institution in the name of the licensed insurance broker company in the title of which the word “client” appears.

●	Record Keeping

A licensed insurance broker company must keep, in relation to its business which constitutes the carrying on of regulated activities, where applicable, sufficient accounting and other records (including records relating to the assets or affairs of the company’s clients).

Licensed insurance broker companies are required to file their audited financial statements and auditor’s compliance reports to the IA annually, which statements and reports are reviewed by the IA annually. Any issue noted or qualified opinion expressed by the auditor will be followed up and where applicable, further actions will be taken as the IA considers necessary.

The Broker Rules also provide certain exemptions for the broker insurance companies subject to the transitional requirements referenced above during the specified transitional period in complying with the requirements in relation to professional indemnity insurance, client monies reconciliation and audited financial statements.

Conduct Requirements

Licensed insurance brokers are required to comply with the statutory conduct requirements set out in sections 90 and 92 of the IO. The IA also issued the Code of Conduct for Licensed Insurance Brokers (“Code of Conduct”) to set out the general principles, together with the standards and practices relating to each general principle, serving as the minimum standards of professionalism to be met by licensed insurance brokers when carrying on regulated activities.

The general principles that a licensed insurance broker should comply with include:

●	acting honestly, ethically, with integrity and in good faith;

●	acting in the best interests of its clients and treating its clients fairly;

●	acting with due care, skill and diligence;

●	possessing appropriate levels of professional knowledge and experience and only carrying on regulated activities in respect of which the broker has the required competence;

●	providing clients with accurate and adequate information to enable them to make informed decisions;

●	providing Regulated Advice suitable for the client taking into account the client’s circumstances;

●	using best endeavors to avoid conflicts of interests and when such conflicts cannot be avoided, and managing them with appropriate disclosure to ensure clients are treated fairly at all times; and

●	having sufficient safeguards in place to protect client assets received by the broker or which are in the broker’s possession.

A licensed insurance broker company is required to have proper controls and procedures in place to ensure that the broker company and its licensed technical representatives (broker) meet the general principles, standards and practices set out in the Code of Conduct.

The Code of Conduct does not have the force of law, in that it is not subsidiary legislation, and should not be interpreted in a way that would override the provision of any law. A failure by a licensed insurance broker to comply with the Code of Conduct shall not by itself render the broker liable to any judicial or other proceedings. However, in any proceedings under the IO before a court, the Code of Conduct is admissible in evidence, and if a provision in the Code of Conduct appears to the court to be relevant to a question arising in the proceedings, the court must, in determining the question, take into account any compliance or non-compliance with the Code of Conduct.

Regulation of Mandatory Provident Fund Intermediaries

With the implementation of the Mandatory Provident Fund Schemes (Amendment) Ordinance 2012, a new statutory regulatory regime for MPF intermediaries came into operation as of November 1, 2012. Under this statutory regime, only registered MPF intermediaries (such as our operating subsidiary) are allowed to engage in conducting sales and marketing activities and giving advice in relation to MPF schemes.

Under the statutory regime, the Mandatory Provident Fund Schemes Authority (“MPFA”) is the authority to administer MPF intermediaries, issue guidelines on compliance with statutory requirements applicable to registered MPF intermediaries, and impose disciplinary sanctions. On the other hand, the IA is given the statutory role for monitoring the compliance of the registered MPF intermediaries. As a frontline regulator, the IA supervises the conduct requirements stipulated in the Mandatory Provident Fund Schemes Ordinance (Cap.485) (“MPFSO”). If the IA has reasonable cause to believe that the registered MPF intermediaries may have failed to comply with the statutory conduct requirements, it may exercise the investigation powers under the MPFSO for investigating the suspected non-compliance.

Registered MPF intermediaries must comply with a set of statutory conduct requirements when they engage in conducting sales and marketing activities and giving advice in relation to MPF schemes. The MPFA has issued the Guidelines on Conduct Requirements for Registered Intermediaries to assist the registered MPF intermediaries in understanding how to comply with the conduct requirements.

The minimum standards of conduct that a registered MPF intermediary should adopt include:

●	acting honestly, fairly, in the best interests of the client and with integrity;

●	acting with care, skill and diligence;

●	advising on matters within competence;

●	having regard to client’s particulars as is necessary;

●	disclosing necessary information to the client;

●	disclosing conflict of interest;

●	prompt and proper accounting for client assets;

●	keeping records of regulated activities;

●	establishing, maintaining and observing proper controls and procedures for securing compliance by the principal intermediary; and

●	appointing a responsible officer to use his or her best endeavors to carry out specified responsibilities in relation to the principal intermediary.

Regulation Related to Business Registration

The Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong) requires every person carrying on any business in Hong Kong to make an application to the Commissioner of Inland Revenue in the prescribed manner for the registration of that business, unless it is exempt under the Business Registration Ordinance. The Commissioner of Inland Revenue must register each business for which a business registration application is made and as soon as practicable after the prescribed business registration fee and levy are paid and issue a business registration certificate or branch registration certificate for the relevant business or the relevant branch, as the case may be.

Regulation Related to Employment and Labor Protection

Employment Ordinance (Chapter 57 of the Laws of Hong Kong)

The Employment Ordinance (Chapter 57 of the Laws of Hong Kong), or the EO, is an ordinance enacted for, amongst other things, the protection of the wages of employees and the regulation of the general conditions of employment and employment agencies. Under the EO, an employee is generally entitled to, amongst other things, notice of termination of his or her employment contract; payment in lieu of notice; maternity protection in the case of a pregnant employee; not less than one rest day in every period of seven days; severance payments or long service payments; sickness allowance; statutory holidays or alternative holidays; and paid annual leave of up to 14 days depending on the period of employment.

Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong)

The Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong), or the ECO, is an ordinance enacted for the purpose of providing for the payment of compensation to employees injured in the course of employment. As stipulated by the ECO, no employer shall employ any employee in any employment unless there is in force in relation to such employee a policy of insurance issued by an insurer for an amount not less than the applicable amount specified in the Fourth Schedule of the ECO in respect of the liability of the employer. According to the Fourth Schedule of the ECO, the insured amount shall be not less than HK$100,000,000 (approximately $12,900,000) per event if a company has no more than 200 employees. Any employer who contravenes this requirement commits a criminal offence and is liable on conviction to a fine of HK$100,000 (approximately $12,900) and imprisonment for two years. An employer who has taken out an insurance policy under the ECO is required to display a prescribed notice of insurance in a conspicuous place on each of its premises where any employee is employed. Any employer who, without reasonable cause, contravenes this requirement commits a criminal offence and is liable on conviction to a fine of HK$10,000 (approximately $1,290). We believe that we have taken sufficient employee compensation insurance for our employees required under the ECO.

Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong)

The MPFSO is an ordinance enacted for the purposes of providing for the establishment of non-governmental mandatory provident fund schemes, or the MPF Schemes. The MPFSO requires every employer of an employee (other than exempt persons) of 18 years of age or above but under 65 years of age to take all practical steps to ensure the employee becomes a member of a registered MPF Scheme. Subject to the minimum and maximum relevant income levels, it is mandatory for both employers and their employees to contribute 5% of the employee’s relevant income to the MPF Scheme. For a monthly-paid employee, the maximum relevant income level is HK$30,000 (approximately $3,870) per month and the maximum amount of contribution payable by the employer to the MPF Scheme is HK$1,500 (approximately $193). Any employer who, without reasonable cause, contravenes this requirement commits a criminal offence and is liable on conviction to a fine of HK$350,000 (approximately $45,200) and imprisonment for three years, and to a daily penalty of HK$500 (approximately $65) for each day on which the offence is continued. As of the date of this Report, the Company believe it has made all contributions required of PAM under the MPFSO. We believe that we have made all contributions required under the MPFSO.

Regulations Related to Hong Kong Taxation

Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong)

Under the Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong), where an employer commences to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than three months after the date of commencement of such employment. Where an employer ceases or is about to cease to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than one month before such individual ceases to be employed in Hong Kong.

Tax on Dividends

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by the Company.

Capital Gains and Profit Tax

No tax is imposed in Hong Kong in respect of capital gains from the sale of shares. However, trading gains from the sale of shares by persons carrying on a trade, profession or business in Hong Kong, where such gains are derived from or arise in Hong Kong, will be subject to Hong Kong profits tax which is imposed at the rates of 8.25% on assessable profits up to HK$2,000,000 (approximately US$258,000) and 16.5% on any part of assessable profits over HK$2,000,000 (approximately US$258,000) on corporations from the year of assessment of 2018/2019 onwards. Certain categories of taxpayers (for example, financial institutions, insurance companies and securities dealers) are likely to be regarded as deriving trading gains rather than capital gains unless these taxpayers can prove that the investment securities are held for long-term investment purposes.

Stamp Duty

Hong Kong stamp duty, currently charged at the ad valorem rate of 0.1% on the higher of the consideration for or the market value of the shares, will be payable by the purchaser on every purchase and by the seller on every sale of Hong Kong shares (in other words, a total of 0.2% is currently payable on a typical sale and purchase transaction of Hong Kong shares). In addition, a fixed duty of HK$5 is currently payable on any instrument of transfer of Hong Kong shares. Where one of the parties is a resident outside Hong Kong and does not pay the ad valorem duty due by it, the duty not paid will be assessed on the instrument of transfer (if any) and will be payable by the transferee. If no stamp duty is paid on or before the due date, a penalty of up to ten times the duty payable may be imposed.

Regulations Related to Anti-Money Laundering and Counter-Terrorist Financing

Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong)

The AMLO imposes requirements relating to client due diligence and record-keeping and provides regulatory authorities with the powers to supervise compliance with the requirements under the AMLO. In addition, the regulatory authorities are empowered to (i) ensure that proper safeguards exist to prevent contravention of specified provisions in the AMLO; and (ii) mitigate money laundering and terrorist financing risks.

Drug Trafficking (Recovery of Proceeds) Ordinance (Chapter 405 of the Laws of Hong Kong)

The Drug Trafficking (Recovery of Proceeds) Ordinance (Chapter 405 of the Laws of Hong Kong), or the DTROP, contains provisions for the investigation of assets suspected to be derived from drug trafficking activities, the freezing of assets on arrest and the confiscation of the proceeds from drug trafficking activities. It is an offence under the DTROP if a person deals with any property knowing, or having reasonable grounds to believe, it to be the proceeds from drug trafficking. The DTROP requires a person to report to an authorized officer if he/she knows or suspects that any property (directly or indirectly) is the proceeds from drug trafficking or is intended to be used or was used in connection with drug trafficking, and failure to make such disclosure constitutes an offence under the DTROP.

Organized and Serious Crimes Ordinance (Chapter 455 of the Laws of Hong Kong)

The Organized and Serious Crimes Ordinance (Chapter 455 of the Laws of Hong Kong), or the OSCO, empowers officers of the Hong Kong Police Force and the Hong Kong Customs and Excise Department to investigate organized crime and triad activities, and it gives the Hong Kong courts jurisdiction to confiscate the proceeds from organized and serious crimes, to issue restraint orders and charging orders in relation to the property of defendants of specified offences. The OSCO extends the money laundering offence to cover the proceeds of all indictable offences in addition to drug trafficking.

United Nations (Anti-Terrorism Measures) Ordinance (Chapter 575 of the Laws of Hong Kong)

The United Nations (Anti-Terrorism Measures) Ordinance (Chapter 575 of the Laws of Hong Kong), or the UNATMO, provides that it is a criminal offence to: (i) provide or collect funds (by any means, directly or indirectly) with the intention or knowledge that the funds will be used to commit, in whole or in part, one or more terrorist acts; or (ii) make any funds or financial (or related) services available, directly or indirectly, to or for the benefit of a person knowing that, or being reckless as to whether, such person is a terrorist or terrorist associate. The UNATMO also requires a person to report his knowledge or suspicion of terrorist property to an authorized officer, and failure to make such disclosure constitutes an offence under the UNATMO.

GL3: Guideline on Anti-Money Laundering and Counter-Terrorist Financing

The Guideline on Anti-Money Laundering and Counter-Terrorist Financing is issued by the IA, and it sets out the relevant anti-money laundering and counter-financing of terrorism (AML/CFT) statutory and regulatory requirements. It also prescribes the AML/CFT standards which authorized insurers and reinsurers carrying on long term business, and licensed individual insurance agents, licensed insurance agencies and licensed insurance broker companies carrying on regulated activities in respect of long term business (hereinafter referred to as “insurance institutions” (“IIs”)), should meet in order to comply with the statutory requirements under the AMLO and the IO. Compliance with this Guideline is enforced through the AMLO and the IO. IIs which fail to comply with this Guideline may be subject to disciplinary or other actions under the AMLO and/or the IO for non-compliance with the relevant requirements.

Item 1A.	Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors”. If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	We incurred net losses in the past and there can be no assurance that we will be able to become profitable in the future.

●	Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in China and Hong Kong.

●	Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly and annual variations are not within our control.

●	The Series B and Series Convertible Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

●	We are subject to political and legal risks associated with conducting business in Hong Kong.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

An investment in our securities is highly speculative and involves substantial risks, including the risks described below. You should carefully consider all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition or results of operations could be negatively affected, and you might lose all or part of your investment.

Risks Related to Our Business and Industry

Our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of our total commissions were attributed to our top two insurance companies, each accounted for more than 10% of our total revenue. For the fiscal year ended March 31, 2020, an aggregate of 94.34% of our total commissions were attributable to our top three insurance companies, each accounted for more than 10% of our total revenue.

Because of this concentration in the supply of the insurance products we sell, our business and operations would be negatively affected if we experience a partial or complete loss of any of these insurance partners. In addition, any significant adverse change in our relationship with any of these insurance company partners could result in loss of revenue, increased costs and distribution delays that could harm our business and customer relationships.

We incurred net losses in the past and may never achieve profitability in the future.

We had a net loss of $304,326 and $488,999in the fiscal years ended March 31, 2021 and 2020, respectively. There can be no assurance that we will be able to become profitable in the future. We anticipate that our operating costs and expenses will increase in the foreseeable future as we continue to grow our business, acquire new clients and further develop our service offering and increase brand recognition. These efforts may prove more costly than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There are other factors that could negatively affect our financial condition. For example, if we fail to compete successfully with our existing or potential competitors, or if the insurance products we sell are not accepted by the market as we expect, we will receive lower-than-expected insurance brokerage income, and our financial results will be adversely affected. If regulatory authorities promulgate new laws, regulations and regulatory requirements that limit our business operations, especially with regard to our fee or cost model, our results of operations will suffer. As a result of the foregoing and other factors, our net profit margins may decline or we may continue to incur net losses in the future and may not be able to achieve profitability on a quarterly or annual basis.

Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in China and Hong Kong.

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. The pandemic has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. The Hong Kong government has ordered quarantines, travel restrictions, and the temporary closure of schools, stores, borders and facilities. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses.

Our business operations rely heavily on the customers from mainland China and the closure by Hong Kong government of the borders with mainland China, the restriction on travel have significantly reduced the number of our new customers. In addition, limited ability of our sales personnel to interact with customers face-to-face as result of the social distance measures has hindered the sales activities of our sales force, which has had a material adverse impact on our operating results of the period from January 2020 to the date of this Report and the operating income for the same period significantly decreased on a year-over-year basis.

The duration of such business disruption and the resulting operational and financial impact on us have negatively affected our financial results for the fiscal year ended March 31, 2021 and may continue to adversely affect our business operations for the year ended March 31, 2022. The global spread of COVID-19 pandemic in a significant number of countries around the world has resulted in, and may intensify, global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. If the COVID-19 pandemic and the resulting disruption to our business were to extend over a prolonged period, it could materially and adversely affect our business, financial condition, and results of operations.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

For the fiscal year ended March 31, 2021, our independent auditor included an explanatory paragraph in their audit report emphasizing to the readers of the audit report that there is a substantial doubt about our ability to continue as a going concern based upon our net losses and negative cash flows from operations for the fiscal year ended March 31, 2021and its levels of working capital as of March 31, 2021. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our consolidated financial statements as of and for the years ended March 31, 2021 and 2020 have also been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit as of March 31, 2021. Management is planning to raise any necessary additional funds to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate.

If we fail to attract and retain productive technical representatives to sell the insurance products, our business and operating results could be materially and adversely affected.

All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. We have been actively recruiting and will continue to recruit technical representatives to join our distribution and service network. Technical representatives have been instrumental to the development of our life insurance business.

As of March 31, 2021, we had ten technical representatives. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

Misconduct of the technical representatives may have a material adverse effect on our business, results of operations or financial condition.

Misconduct of the technical representatives could result in regulatory sanctions, litigation or serious reputational or financial harm to us.

Misconduct may include:

●	the use of methods of solicitation and advertising that are not compatible with the integrity and dignity of the profession of insurance broking;

●	the use of any illustration, circular or memorandum that misrepresents or is incomplete as regards the terms, benefits or advantages of any contract of insurance issued or to be issued to a prospective purchaser of insurance;

●	the use of any incomplete comparison of any policy or contract of insurance for the purpose of inducing an insured to forfeit or replace a policy or contract of insurance;

●	the offer of any payment, allowance or gift as an inducement to any prospective insured to insure through the offeror; and

●	holding out to the public or advertising by means of advertisements, cards, circulars, letters, signs or other methods in an irresponsible or untruthful manner.

Failure to prevent and detect misconduct may have a material adverse effect on our business, results of operations or financial condition.

We are subject to extensive regulations for our insurance brokerage business and operations.

We conduct our business primarily in Hong Kong and our business operations are subject to vigorous regulations in Hong Kong applicable to licensed insurance brokers. Any failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our license as insurance broker. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impede our ability to retain customers and develop new customer relationships, which may reduce our revenues.

From time to time, the regulatory landscape in the insurance industry in Hong Kong involves and changes. We face the risk of significant intervention by regulatory authorities, including increased registered capital requirements, extended training of the insurance agencies’ personnel, and adoption of costly or restrictive new regulations and judicial or administrative proceedings. If any restrictive or costly new regulations and rules become effective and applicable to our business, these regulations may materially limit our activities and operational profitability.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations, will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. In addition, our management members who are located in the PRC has little experience with compliance with U.S. laws (including securities laws). This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

We are required to obtain applicable licenses, permits and approvals from different Hong Kong regulatory authorities in order to conduct or expand our business. The IA has promulgated various regulations on the insurance business, including regulations requiring an insurance broker license. We obtained, renewed and maintained our insurance broker license as required by the IA. However, there is no assurance that the IA will not issue new regulations governing the insurance product and service industry that might require us to obtain additional licenses, permits or approvals for our current or future business operations. Our failure to obtain any such additional licenses, permits or approvals may adversely our business operations and financial condition.

Competition in our industry is intense and, if we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

The insurance intermediary industry in Hong Kong is intensely competitive, and we expect competition to persist and further intensify as more insurance broker companies enter the market. In insurance product distribution, we face competition from insurance companies that use their in-house sales force and exclusive sales agents to distribute their products, from business entities that distribute insurance products on an ancillary basis, such as commercial banks, as well as from other traditional insurance intermediaries. Many of our competitors, both existing and newly emerging, have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

Because the commission we earn on the sale of insurance products is based on premiums and commission rates set by insurance companies, any decrease in these premiums or commission rates may have an adverse effect on our results of operations.

We are an insurance broker and derive revenues primarily from commissions paid by the insurance companies whose policies our customers purchase. Our commission rates are set by insurance companies and are based on the types and terms of the insurance products. Commission rates and premiums can change based on the prevailing economic, regulatory, taxation-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, as well as the tax deductibility of commissions and the consumers themselves.

Because we do not determine, and cannot predict, the timing or extent of premium or commission rate changes, we cannot predict the effect any of these changes may have on our operations. Any decrease in premiums or commission rates may significantly affect our profitability.

Quarterly and annual variations in our commission revenue may unexpectedly impact our results of operations.

Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. During any given year, our commission revenue derived from distribution of life and medical insurance products is highest during the fourth quarter and is lowest during the first quarter. This general seasonality trend was further affected by the ongoing COVID-19 pandemic, which reduced our first year life insurance commission revenue during 2020 and 2021. The factors that cause the quarterly and annual variations are not within our control. Specifically, regulatory changes to product design may result in cessation of products from time to time and cause quarterly fluctuation in the results of our operations. In addition, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations. As a result, quarterly or annual comparisons of our operating results may not be used as an indication of our future performance.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular, Mr. Huihe Zheng, our President and Chief Executive Officer. If our senior executives or other key personnel, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel in insurance industry is intense because of a number of factors including the limited pool of qualified candidates. We may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information, key professionals and staff members.

We may not be able to ensure the accuracy and completeness of product information and the effectiveness of our recommendation of insurance products.

Our customers rely on the insurance product information we provide through our technical representatives. While we believe that such information is generally accurate, complete and reliable, there can be no assurance that the accuracy, completeness or reliability of the information can be maintained in the future. If our technical representatives provide any inaccurate or incomplete information due to either their own fault or that of our insurance partners, or we fail to present accurate or complete information of any insurance products which could lead to our customers’ failure to get the protection or we being warned or punished by regulatory authorities, our reputation could be harmed and we could experience reduced businesses, which may adversely affect our business and financial performance.

We may not be able to recommend suitable insurance products to our customers. Our technical representatives may not fully understand the customers’ needs and recommend suitable products to them. In addition, because the technical representatives are compensated based on premiums and commission rates, they may be tempted to sell insurance products with higher commissions rather than those required by or suitable to the customers or prospective customers. If our customers are recommended insurance products that do not suit their protection needs, they may lose trust in the company. Meanwhile, our insurance company partners may find our recommendation ineffective. Our customers may consequently be reluctant to continue to use our services, and our insurance company partners may be hesitant to continue to partner with us. As a result, our business, reputation, financial performance and prospects will be materially and adversely affected.

We may face potential liability, loss of customers and damage to our reputation for any failure to protect the confidential information of our customers.

Our customer database holds confidential information concerning our customers. We may be unable to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers. Confidential information of our customers may also be misappropriated or inadvertently disclosed through insurance agents’ misconduct or mistake. We may also in the future be required to disclose to government authorities certain confidential information concerning our customers. Any compromise of our security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

Though we have not experienced any material cybersecurity incidents in the past, if our database was compromised by outside sources or if we were accused of failing to protect the confidential information of our customers, we may be forced to expend significant financial and managerial resources in remedying the situation, defending against these accusations and we may face potential liability. Any negative publicity, especially concerning breaches in our cybersecurity systems, may adversely affect our public image and reputation. Though we take proactive measures to protect against these risks and believe that our efforts in this area are sufficient for our business, there can be no assurance that such measures will prove effective against all cybersecurity risks.

Risks Related to Doing Business in Hong Kong

Potential political and economic instability in Hong Kong may adversely impact our results of operations.

Our operational activities are primarily conducted in Hong Kong. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. The economy of Hong Kong has been negatively impacted, including our retail market, property market, stock market, and tourism, from such protests.

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

Our revenue is susceptible to Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. As a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which impacted our revenue for the period from June 2019 to the quarter ended June 30, 2020.

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

The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

On May 28, 2020, the National People’s Congress of the People’s Republic of China approved a proposal to impose a new national security law for Hong Kong and authorized the Standing Committee of the National People’s Congress to proceed to work out details of the legislation to be implemented in Hong Kong (the “Decision”). The Decision states that the new law will target secession, subversion of state power, terrorism activities and foreign interference. The stated objective of the Decision is to protect the national security of China as a whole (including Hong Kong and Macau) and is not intended to have a direct commercial bearing on commercial and economic activities. The government believes the new law may bring about more stability to Hong Kong, which in turn may lay the foundation for commercial and economic activities to flourish. On June 30, 2020, China’s National People’s Congress Standing Committee passed the national security law for the Hong Kong Special Administrative Region (HKSAR). Hong Kong’s Chief Executive promulgated it in Hong Kong later the same day. Among other things, it criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong. We cannot rule out the possibility that the Decision and the implementation of the national security law may trigger sanctions or other forms of penalties by foreign governments, which may cause economic and other hardship for Hong Kong, including companies like us that do business in Hong Kong. It is difficult for us to predict the impact, in any, the implementation of the national security law will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

The market price for our securities could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region. This law defines the duties and government bodies of Hong Kong for safeguarding national security and four categories of offences—secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including Hong Kong chief executive Carrie Lam. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like us. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected.

Risks Related to Our Common Stock

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

An active and visible trading market for our common stock may not develop.

Although our common stock is quoted on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been very limited and we cannot predict whether an active market for our common stock will develop in the future. We are not applying for the listing of our common stock on a national exchange. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than Nasdaq Stock Market or the New York Stock Exchange. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

Our common stock is eligible for quotation on the OTCQB. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation in our common stock could be conducted in the “pink sheets” market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. Our operations are primarily conducted in Hong Kong but we have depended, and expect to continue to depend, on visitors from mainland China to generate a majority of our revenues. We also seek to establish collaboration with business partners in mainland China. It is not clear what effect this scrutiny, criticism and negative publicity on China based companies will have on us, our business and our stock price, if any. If we become the subject of any unfavorable allegations due to our dependence on Chinese visitors or relationship with business partners in mainland China, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our common stock.

Our controlling stockholder may exercise significant influence over us and may be subject to conflicts of interest.

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 89.0% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other stockholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority shareholders.

The Series B and Series Convertible Preferred Stock, which are controlled by our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock.

Except as required by law, holders of Series B and Series C Preferred Stock (which is currently controlled by Huihe Zheng, our Chairman of the Board, Chief Executive Officer) are entitled to super voting rights. Each share of Series B Preferred Stock is entitled to 100 votes and each share of Series C Preferred Stock is initially entitled to eleven votes for each share of common stock into which such share of Series C Preferred Stock could then be converted. Holders of Series B and Series C Preferred Stock will vote together on all matters upon which common stock holders are entitled to vote. The voting rights of holders of our common stock will be diluted as a result of these super voting rights.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently quoted on OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our management has determined that our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2021 and 2020, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2021, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that any measures we may take in the future will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the SEC.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their common stock at or above the price they paid for them.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

You may experience additional dilution as a result of future equity offerings.

In order to raise additional capital, we have issued equity securities in the past and may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per unit in our previous equity offering. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions, may be lower than the price per share paid by investors in our previous equity offering.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the Share Exchange, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC; (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; or (iii) until the effectiveness of a registration statement under the Securities Act relating to our common stock. Therefore, unless we register such shares of common stock for sale under the Securities Act, most of our stockholders will be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares, and even after that period, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

Our principal executive office is located at Room 715, 7F, The Place Tower C, No. 150 Zunyi Road, Changning District, Shanghai, China 200051. We also lease office space located at Room 1005, 10/F, Emperor Group Centre, 288, Hennessey Road, Wan Chai, Hong Kong, for a monthly rent of HKD23,000 (approximately US$2,963) under a lease starting from May 2021.

We do not lease or own any other properties. Our principal executive office is provided by Mr. Huihe Zheng free of charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company or its subsidiaries are a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on OTCQB Marketplace operated by the OTC Markets under the symbol “QDMI.” There has been limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b) Stockholders of Record

Based upon information furnished by our transfer agent, as of July 9, 2021, we had approximately 253 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c) Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities

On June 20, 2019, 24/7 Kid issued an aggregate of 13,500 shares Series B Preferred Stock to its directors as compensation for their services rendered.

On January 22, 2020, 24/7 Kid converted its outstanding convertible notes including principal and accrued interest in the aggregate amount of $271,642 into 339,553 shares of common stock at a conversion price of $.8 per share.

On February 11, 2020, 24/7 Kid issued 1,040,000 shares of common stock to Timothy Shannon in lieu of accrued compensation. On February 13, 2020, 24/7 Kid cancelled 330,000 shares of common stock issued to Timothy Shannon.

The securities issued in the above transactions were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

On February 11, 2020, 24/7 Kid converted 10,000 shares of Series A Preferred Stock into 100,000 shares of common stock. The issuance was made in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act.

On April 8, 2020, upon effectiveness of the Merger, we issued an aggregate of 1,667,658 shares of common stock and 13,500 shares of Series B Preferred Stock to the stockholders of 24/7 Kid in exchange for shares of common stock and Series B Preferred Stock of 24/7 Kid on a one-for-one basis.

On October 21, 2020, upon closing of the Share Exchange, we issued an aggregate of 900,000 shares of Series C Preferred Stock to the QDM BVI shareholder, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations.

On November 11, 2020, we issued 20,000 shares of common stock to our directors and executive officers, with 5,000 shares of common stock issued to each person, for their services rendered as directors and executive officers for 2020.

The issuances of shares of Series C Preferred Stock and shares of common stock to our directors and executive officers were in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

On February 5, 2021, we entered into the Agreement with HeWuHuiYing. Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote our brand, products and services in mainland China, including business development, market researches, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, we agreed to issue to HeWuHuiYing an aggregate of 1,500,000 Compensation Shares (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if we achieve a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if we achieve a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on our audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

The issuance of the Compensation Shares will be in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, we issued 4,049,254 Conversion Shares upon conversion of an aggregate of 368,114 Series C Preferred Stocks at a conversion ratio of 1-for-11, pursuant to the terms of the Certification of Designation of Series C Preferred Stocks. The issuance of Conversion Shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 3(a)(9) of the Securities Act.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Report, and other factors that we may not know.

Overview

From 2016 to 2020, we were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. In 2020 this business was discontinued and we became a non-operating “shell” company.

Following the change in control in March 2020, we planned to conduct insurance brokerage business in Hong Kong, through either formation or acquisition of an existing insurance brokerage business. To implement our business plan, during 2020, we engaged professionals (legal counsel and accountants) to evaluate the optimal corporate structure for our new business and conduct due diligence on a potential target.

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 900,000 shares of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah, an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

Impact of COVID-19 and Protests

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

Impact of Protests in Hong Kong

Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. On June 30, 2020, China’s National People’s Congress Standing Committee passed a national security law for the Hong Kong Special Administrative Region (HKSAR). Hong Kong’s Chief Executive promulgated it in Hong Kong later the same day. Among other things, it criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong. The economy of Hong Kong has been negatively impacted, including the retail market, property market, stock market, and tourism, from such protests.

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

Our revenue is susceptible to Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. As a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which impacted our revenue for the period from June 2019 to the quarter ended June 30, 2020.

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

Results of Operations

Years Ended March 31, 2021 and 2020

The following table presents an overview of the results of operations for the years ended March 31, 2021 and 2020:

	For The Year Ended	For The Year Ended
	March 31, 2021	March 31, 2020
Revenue	$123,438	$221,289
Cost of sales	123,046	200,011
Gross profit	392	21,278
Operating costs and expenses:
General and administrative expenses	314,867	592,789
Total operating costs and expenses	314,867	592,789
Loss from operations	(314,475)	(571,511)
Total other income	6,773	82,512
Net loss	$(307,702)	$(488,999)

Revenue

Revenue decreased by approximately $98,000 or 44.2% for the year ended March 31, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers resulting from the prolonged COVID-19 travel restriction imposed by Hong Kong government during the year ended March 31, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $77,000 or 38.5% for the year ended March 31, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0.3% for the year ended March 31, 2021 as compared to the 9.6% for the same period of last year. The lower gross margin in 2021 compared to 2020 was because our commission costs for the year ended March 31, 2020 were lower. During the year ended March 31, 2021, we increased our commissions for renewals for clients referred by YeeTah Financial from the previous year.

General and administrative expenses

General and administrative expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. General and administrative expenses decreased by approximately $278,000 or 46.9% for the year ended March 31, 2021 as compared to the same period of 2020. The decrease was primarily due to a decrease of approximately $269,000 in stock-based compensation to officers and directors due to less stock-based compensation was awarded in 2021. The remaining decrease is related to other general and administrative expenses due to less operating activities in the year ended March 31, 2021.

Other income

Other income decreased by approximately $76,000 or 91.8% for the year ended March 31, 2021 as compared to the same period of 2020. The decrease was due to termination of certain management services YeeTah provided to a related party in December 2019.

Net loss

As a result of the factors described above, net loss for the year ended March 31, 2021 decreased by approximately $181,000 or 37.0% as compared to the same period of 2020.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Group’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2021 and 2020.

Liquidity and Capital Resources

The Company

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. As of March 31, 2021 and 2020, we had $35,605 and $62,780, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(350,728)	$(132,632)
Net cash provided by (used in) financing activities	323,553	17,856
Net increase (decrease) in cash, cash equivalents	(27,175)	(114,776)
Cash and cash equivalents at beginning of year	62,780	177,556
Cash and cash equivalents at end of year	$35,605	$62,780

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations from the civilian protests in Hong Kong and the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $351,000 for the year ended March 31, 2021, compared to net cash used in operating activities of approximately $133,000 for 2020, representing an increase of approximately $218,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to a decrease of net loss of $181,000 in the year ended march 31, 2021 as compared to the same period of 2020, offset by the following working capital changes:

(1)	Change in accounts receivable resulted in an approximately $8,000 cash inflow for the year ended March 31, 2021, while for the year ended March 31, 2020, change in accounts receivable was an approximately $77,000 cash inflow, which led to an approximately $70,000 decrease in net cash inflow from operating activities.

(2)	Change in prepaid expenses resulted in an approximately $29,000 cash outflow for the year ended March 31, 2021, while for the year ended March 31, 2020, change in prepaid expenses resulted in a cash inflow of approximately $6,000, which led to an approximately $34,000 increase in net cash outflow from operating activities.

(3)	Change in accounts payable and accrued liabilities resulted in an approximately $14,000 cash outflow for the year ended March 31, 2021, while for the year ended March 31, 2020, change in accounts payable and accrued liabilities generated a cash inflow of approximately $30,000, which led to an approximately $44,000 increase in net cash outflow from operating activities.

(4)	Change in non-cash operating items resulted in an approximately $21,000 cash inflow for 2021, while for 2020, change in non-cash operating items resulted in a cash inflow of approximately $276,000, which led to an approximately $255,000 decrease in net cash inflow from operating activities

Financing Activities:

Net cash generated from financing activities was approximately $324,000 for the year ended March 31, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $626,000; (ii) cash used in reverse acquisition of approximately $251,000; (iii) cash of approximately $71,000 incurred for future equity issuance; and (iv) shareholder capital contributions of approximately $20,000;

Net cash generated from financing activities was approximately $62,000 for the year ended March 31, 2020, which was attributable to the net results of: (i) stockholder advances of approximately $66,000; (ii) cash used in repurchase of common stock of approximately $14,000; and (iii) repayment of stockholder advances of approximately $35,000.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of March 31, 2021 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	Over 3 years
Operating lease obligations	$2,923	2,923	$—	$—

Critical Accounting Policies

Please refer to the notes to the Company’s consolidated financial statements included in this Report for details of critical accounting policies. There were no areas requiring significant management judgments and estimates for the periods covered by this Report.

Off-balance Sheet Commitments and Arrangements

As of March 31, 2021, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

QDM International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QDM International Inc. and the subsidiaries (the “Company”) as of March 31, 2021 and 2020 and the related statements of operations, shareholders’ equity, and cash flows for the two years period ended March 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the two years period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

July 12, 2021

 QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND 2020

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,605	$62,780
Accounts receivable	2,250	9,865
Prepaid expenses	42,526	13,672
Deferred assets	70,673	—
Due from related parties	—	20,316
Total current assets	151,054	106,633

Property and equipment, at cost, net	—	878

Total assets	$151,054	$107,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$5,055	$19,274
Due to related parties	556,497	24,628

Total current liabilities	561,552	43,902

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 913,500 and 13,500 issued and outstanding	91	1
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,688,049 and 1,667,658 shares issued and 1,673,873 and 1,653,482 shares outstanding	169	167
Subscription receivable	(48,718)	(48,718)
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,337,310	9,503,807
Accumulated deficit	(9,638,955)	(9,331,253)
Total stockholders’ deficit	(410,498)	63,609

Total liabilities and stockholders’ deficit	$151,054	$107,511

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	For the Years Ended
	March 31
	2021	2020
Revenue	$123,438	$221,289
Cost of sales	123,046	200,011
Gross profit	392	21,278

Operating expenses
General & administrative expenses	$314,867	$592,789
Total operating expenses	314,867	592,789

Loss from operations	(314,475)	(571,511)

Other expense
Interest expenses	231	23,104
Other income	(7,004)	(105,616)
Total other expense (income)	(6,773)	(82,512)

Loss before income taxes	(307,702)	(488,999)

Net loss	$(307,702)	$(488,999)

Earnings (loss) per common share:
Basic loss per share	$(0.19)	(0.79)
Diluted loss per share	$(0.19)	(0.79)

Weighted average basic & diluted shares outstanding:
Preferred	411,577	19,201
Common	1,661,523	618,558

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
March 31, 2019	1,000,000	51,810,502	11,158	$100	$5,181	(46,580)	$8,861,564	$(53,205)	$(8,842,254)	$(75,194)
Share consolidation	(990,000)	(51,292,397)	—	(99)	(5,129)	—	5,129	—	—	—
Net loss	—	—	—	—	—	—	—	—	(488,999)	(488,999)
Treasury stock purchased	—	—	3,018	—	—	(13,815)	—	—	—	(13,815)
Conversion of notes payable	—	339,553	—	—	34	—	271,608	—	—	271,642
Share issuance	—	710,000	—	—	71	—	71,009	—	—	71,080
Preferred stock issuance	13,500	—	—	1	—	—	212,984	—	—	212,985
Conversion of preferred stocks to common stocks	(10,000)	100,000	—	(1)	10	—	(9)	—	—	—
Contribution from shareholders	—	—	—	—	—	—	61,980	4,487	—	66,467
Forgiveness of shareholder advances	—	—	—	—	—	—	19,443	—	—	19,443
March 31, 2020	13,500	1,667,658	14,176	$1	$167	(60,395)	$9,503,807	$(48,718)	$(9,331,253)	$63,609
Net loss	—	—	—	—	—	—	—	—	(307,702)	(307,702)
Contributions from shareholder	—	—	—	—	—	—	19,747	—	—	19,747
Reverse take-over transaction costs	—	—	—	—	—	—	(251,024)	—	—	(251,024)
Share issuance for reverse split round-up	—	391	—	—	—	—	—	—	—	—
Preferred shares issued	900,000	—	—	90	—	—	(90)	—	—	—
Common shares issued	—	20,000	—	—	2	—	19,998	—	—	20,000
Forgiveness of shareholder advances	—	—	—	—	2	—	44,872	—	—	44,872
March 31, 2021	913,500	1,688,049	14,176	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,638,955)	$(410,498)

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(307,702)	$(488,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	335	621
Interest added to notes payable	—	23,021
Share-based payments	20,000	251,065
Write-off of fixed assets	543	1,696
Changes in assets and liabilities:
Decrease in accounts receivable & other receivables	7,615	77,310
(Increase) decrease in prepaid expenses	(28,854)	5,799
Increase (decrease) in accounts payable and accrued liabilities	(14,218)	29,650
Increase (decrease) in due to related party	(28,447)	(32,795)
Net cash used in operating activities	(350,728)	(132,632)

Cash flows from financing activities:
Proceeds from related parties	625,504	53,205
Payments to related parties	—	(34,796)
Reverse take-over transaction costs	(251,024)	—
Purchase of treasury stock	—	(13,815)
Deferred costs related to equity financing	(70,673)	—
Contribution from shareholders	19,746	13,262
Net cash provided by (used) in financing activities	323,553	17,856

Net increase (decrease) in cash	(27,175)	(114,776)

Cash and cash equivalents, beginning	62,780	177,556

Cash and cash equivalents, ending	$35,605	$62,780

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash transactions:
Forgiveness of shareholder advances	$44,872	$19,443

See accompanying notes to consolidated financial statements.

QDM International Inc.

Notes to Consolidated Financial Statements
March 31, 2021 and 2020

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of March 31, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from its principal shareholder, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the consolidated balance sheet classifications used.

2. Summary of significant accounting policies

Basis of Presentation

On October 21, 2020, the Company’s board of directors approved a change to its fiscal year end from December 31 to March 31, which is the fiscal year end of YeeTah, to align its reporting periods to be more consistent with YeeTah.

The consolidated financial statements of the Group are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the US$. The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both 2021 and 2020.

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2021, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the years ended March 31, 2021 and 2020 and there was no provision for doubtful accounts as of March 31, 2021 and 2020.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities, and due to related party. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2021.

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

There were no impairment losses for the years ended March 31, 2021 and 2020.

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

3. Deferred Asset

Deferred asset of $70,673 as of March 31, 2021 represented prepaid transaction costs in relation to future equity financing. The amount will be charged against share capital when the respective equity financing is completed.

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

Common Stock

In January 2020, the Company converted its outstanding convertible notes into shares of common stock. The $271,642 in notes payable with interest accrued was converted into 339,553 (33,955,250 before the Reverse Stock Split) shares of common stock at a price of $0.8 per share ($0.008 per share before the Share Consolidation).

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Share Consolidation) to its former Chief Executive Officer and President, Tim Shannon, to settle $71,080 accrued compensation expenses owing to Tim Shannon.

There were no treasury stock transactions during the year ended March 31, 2021. During the year ended March 31, 2020, the Company redeemed 3,018 (301,800 before the Reverse Stock Split) shares of common stock at a cost of $13,815.

On November 11, 2020, the Company’s board approved to issue an aggregate of 20,000 shares of common stock to its directors and officers as equity compensation for services they provided in 2020.

Preferred Stock

On June 20, 2019, the Company issued an aggregate of 13,500 (1,350,000 before the Reverse Stock Split) shares of Preferred Series B stock to its Board of Directors for services rendered.

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

Additional Paid-in Capital

During the year ended March 31, 2020, the Company recorded capital contribution from shareholder of $61,980, of which $48,718 was related to subscription of QDM BVI’s shares and the amount has yet to be paid by the shareholder. The remaining $13,262 was cash contribution from QDM’s shareholder for working capital uses. The total capital contribution was recorded in additional paid-in-capital.

During the year ended March 31, 2020, Tim Shannon forgave the $19,443 shareholder advance balance that the Company owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

During the year ended March 31, 2021, the Company received capital contribution of $19,747 from its principal shareholder for working capital uses. The capital contribution was recorded in additional paid-in capital.

On October 21, 2020, as a result of the Share Exchange with QDM BVI, the Company completed a reverse acquisition with QDM BVI. The transaction costs of $251,024 in connection with the reverse acquisition was recorded into additional paid-in capital.

On March 31, 2021, Huihe Zheng, the Company principal stockholder, forgave the $44,872 shareholder advance balance that YeeTah owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah and former director of YeeTah (resigned on December 31, 2019)
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the year ended March 31, 2021, the Company generated US$ nil (2020: US$107,308) other income from providing management services to YeeTah Financial.

(ii)	During the year ended March 31, 2021, YeeTah Financial charged YeeTah US$121,200 (2020: US$190,496) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(iii)	During the year ended March 31, 2021, Huihe Zheng paid US$240,000 (2020: US$ nil) on behalf of the Company for costs associated with the Share Exchange.

(iv)	During the year ended March 31, 2021, Huihe Zheng advanced US$385,504 (2020: US$53,205) to the Company to support its operations.

(v)	During the year ended March 31, 2021, the Company received $19,747 (2020: US$13,262) in capital contributions from Tim Shannon for working capital uses.

Due from Related Party Balance

The Company’s due from related party balance as of March 31 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	—	20,316

The related party balance as of March 31, 2020 was unsecured, interest-free and due on demand.

Due to Related Party Balance

The Company’s due to related party balance as of March 31 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	533,590	—
YeeTah Financial	22,907	24,628
Total	556,497	24,628

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from shareholder balances at of the balance sheet dates are unsecured, interest-free and due on demand.

6. Income Taxes

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, the Group’s Hong Kong subsidiaries are subject to a 16.5% income tax on their taxable income generated from operations in Hong Kong. On December 29, 2017, Hong Kong government announced a two-tiered profit tax rate regime. Under the two-tiered tax rate regime, the first HK$2.0 million assessable profits will be subject to a lower tax rate of 8.25% and the excessive taxable income will continue to be taxed at the existing 16.5% tax rate. The two-tiered tax regime becomes effective from the assessment year of 2018/2019, which was on or after April 1, 2018. The application of the two-tiered rates is restricted to only one nominated enterprise among connected entities.

The Group did not have current income tax expenses for the years ended March 31, 2021 and 2020 since it did not have taxable incomes in these two years.

BVI

Under the current laws of the BVI, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no BVI withholding tax will be imposed.

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2021 (2020: 21%).

Uncertain tax positions

The Group evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2021, and 2020, the Group did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancellable office operating lease. The future aggregate minimum lease payments under this non-cancellable operating lease are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	Over 3 years
Operating lease obligations (US$)	2,923	2,923	—	—

The Company recorded rent expenses of US$41,552 and US$38,570 in general and administrative expenses in the statements of operations and comprehensive loss during the years ended March 31, 2021 and 2020, respectively.

Other Commitments

The Company did not have other significant commitments, long-term obligations, or guarantees as of March 31, 2021.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2021, the Company is not a party to any material legal or administrative proceedings.

8. Loss Per Share

Basic and diluted net loss per share for each of the years presented are calculated as follows:

Basic loss per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period.

	March 31, 2021	March 31, 2020
	US$	US$
Numerator:
Net loss attributable to ordinary shareholders—basic and diluted	(307,702)	(488,999)

Denominator:
Weighted average number of ordinary shares outstanding—basic and diluted	1,661,523	618,558

Loss per share attributable to ordinary shareholders —basic and diluted	(0.19)	(0.79)

9. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 has determined that it does not have any other material subsequent events to disclose in these financial statements other than the ones below:

On April 29, 2021, the Company consummated an initial closing of a “best efforts” self-underwritten public offering of our common stock, par value $0.0001 per share, in which the Company issued and sold an aggregate of 501,250 shares of our common stock at a price of $0.40 per share to certain investors, generating gross proceeds of $200,500.

On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, the Company issued 4,049,254 shares of the Company’s common stock, par value $0.0001 per share, upon conversion of an aggregate of 368,114 Series C Preferred Shares at a conversion ratio of 1-for-11.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2021: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

The Company will plan to design and implement the internal control procedures commensurate to the size of the Company to remediate the above three areas of material weaknesses when resources are available.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officers of the Company as of the date of this Report. Each director of the Company has been elected to hold office until the next annual meeting of stockholders and thereafter until his or her successor is elected and has qualified.

Name	Age	Positions	Date First Appointed
Huihe Zheng	40	Chairman of the Board, Chief Executive Officer and President	April 8, 2020
Tim Shannon	59	Chief Financial Officer and director	April 8, 2020
Timothy Miles	74	Director	April 8, 2020
Huili Shen	38	Secretary and director	April 8, 2020

Biographical Information

Huihe Zheng has more than twenty years of experience in investment and wealth management. Mr. Zheng has served as President, Treasurer and Secretary of Sleepaid Holding Co., a company incorporated in Nevada since March 2020, a director of the company since March 2019 and is a principal stockholder of the company. Mr. Zheng has also served as Chairman of Shanghai Dingchan Industrial Co., Ltd., a company primarily engaged in wholesale and distribution of computer equipment and components since he founded the company in November 2013. Mr. Zheng has served as Chief Executive Officer and Chairman of Shanghai Hewu Investment Management Co., Ltd., an investment company, since he founded the company in January 2016. Mr. Zheng has also served as a director, Chief Executive Officer and President of 24/7 Kid, the Company’s wholly owned subsidiary since March 2020. From 1999 to 2016, Mr. Zheng primarily focused on securities trading in stock markets in China and abroad for his own account. We believe Mr. Zheng’s experience in business management, investment and capital market qualifies him to serve on our board of directors.

Tim Shannon has served as the Chief Financial Officer of 24/7 Kid, the wholly owned subsidiary of the Company, since June 2005 and director of 24/7 Kid from inception until May 2020. Mr. Shannon served as President and Chief Executive Officer of 24/7 Kid from November 1998 until March 2020. From 1990 to 1994, Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, Florida. In 1995, he co-founded Shannon/Rosenbloom Marketing, a marketing and investor relations company, with Brian Rosenbloom, a former director of 24/7 Kid and served as its Vice President July 1995 until November 1998. Mr. Shannon spent six years as a system engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida’s Engineering College with a bachelor’s degree in Computer Science.

Timothy Miles has been the president and owner of Happiness Now Hypnosis, a hypnotherapy company, since 2016. Mr. Miles has also served as a director of 24/7 Kid since January 2020. From 1999 through 2016, Mr. Miles was the president of Littlepond Enterprises, Inc., a business consulting firm. Mr. Miles attended the University of California at Davis, but did not receive a degree. We believe Mr. Miles’ decades’ experience in business management and consulting qualifies him to serve on our board of directors.

Huili Shen has served as the managing graphic designer at Ctrip Travel Network Technology Co., Ltd., a travel services company, since November 2010. From May 2006 to October 2010, Ms. Shen was an assistant graphic designer at Huiguang Technology Co., Ltd, a software company. Ms. Shen worked as a graphic designer at Haotian Technology Shanghai Co., Ltd., a software company, from September 2003 to April 2006. Ms. Shen graduated from Sanda University with a bachelor’s degree in graphic design. We believe Ms. Shen’s experience in management qualified her to serve on our board of directors.

Director Independence

We are not currently listed on a national stock exchange and not required to maintain a majority of independent directors. However, we believe that Timothy Miles qualifies as an independent director as defined under the rules of the OTCQB Marketplace.

Family Relationships

There are no family relationships among our directors and executive officers.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of its Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that all reports applicable to our executive officers, directors and greater than ten percent beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except that each of Messrs. Zheng and Miles was late for filing a Form 4.

Item 11.	Executive Compensation.

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2021 and 2020.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huihe Zheng	2021	—	—	—	—	—	—
Chief Executive Officer and Chairman(1)(2)	2020	—	—	—	—	—	—

Tim Shannon (2)	2021	—	—	—	—	—	—
Chief Financial Officer and director	2020	65,000	55,000	—	—	—	120,000

(1)	Mr. Zheng was appointed as Chief Executive Officer and director of YeeTah on December 30, 2019.
(2)	During the fiscal year ended March 31, 2020, Mr. Shannon’s salary was $10,000 per month. The Company converted $55,000 of Mr. Shannon’s accrued compensation to common stock as part of the 710,000 shares issued. Each of Mr. Zheng and Mr. Shannon received additional compensation for his services as a director. See “- Director Compensation.”

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with our executive officers.

Director Compensation

Directors received stock compensation in the fiscal year ended March 31, 2021 in the form of shares of common stock. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or otherwise incurred in their capacities as directors. The following table shows for the fiscal year ended March 31, 2021, certain information with respect to the stock compensation of our directors:

Name	Number of Shares	Value ($)
Tim Shannon	5,000	5,000
Timothy Miles	5,000	5,000
Huihe Zheng	5,000	5,000
Huili Shen	5,000	5,000

On April 12, 2021, the Board of Directors approved an annual cash compensation of $6,000 to each of Tim Shannon, the Chief Financial Officer of the Company and Timothy Miles, a director of the Company to retain their services. The annual cash compensation of Mr. Shannon and Mr. Miles is paid on a quarterly basis in advance, commencing on April 1, 2021.

Directors received stock compensation in the fiscal year ended March 31, 2020 in the form of Series B Preferred Stock. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or otherwise incurred in their capacities as directors. An aggregate of 13,500 Series B Preferred Stock with value of $212,985 were issued to director services rendered in the fiscal year ended March 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 6,238,553 shares of common stock issued and outstanding as of the date of this Report.

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Class B Preferred Stock Owned	Percentage of Shares of Class B Preferred Stock Owned	Number of Shares of Class C Preferred Stock Owned	Percentage of Shares of Class C Preferred Stock Owned	Percentage of Aggregate Voting Power
Huihe Zheng	4,764,254	76.4%	13,500	100%	531,886	100%	89.0	%(1)(2)
Directors and Officers
Huihe Zheng	4,764,254	76.4%	13,500	100%	531,886	100%	89.0	%(1)(2)
Tim Shannon(3)	5,834	*	—	—	—	—	*
Huili Shen	5,000	*	—	—	—	—	*
Timothy Miles(4)	5,000	*	—	—	—	—	*
All officers and directors as a group (four persons)	4,780,088	76.6%	13,500	100%	531,886	100%	89.1%

*        Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for stockholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to 11 votes initially on all corporate matters submitted for stockholder approval.

(3)	The address for this shareholder is PO Box 372568, Satellite Beach, FL 32937.

(4)	The address for this shareholder is PO Box 30, Dundee, MI 48131.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the fourth quarter of 2018 and first quarter of 2019, our wholly owned subsidiary, 24/7 Kid issued convertible promissory notes in the aggregate principal of $241,067 to certain of its shareholders and affiliates of such shareholders. These notes born a simple interest at 12% per annum and had terms ranging from approximately one to two years. These notes were convertible into shares of common stock of 24/7 Kid at the option of the holders at a conversion price of $0.008 per shares, subject to certain adjustments. On January 22, 2020, 24/7 Kid converted these notes with accrued interest in the aggregate amount of $271,642 into 339,553 (33,955,250 before the Reverse Stock Split) shares of its common stock

In June 2019, directors of 24/7 Kid received stock compensation an aggregate of 13,500 (1,350,000 before the Reverse Stock Split) shares of Series B Preferred Stock.

In February 2020, the Company issued 710,000 (71,000,000 before the Reverse Stock Split) shares of common stock at the equivalent price of $0.1 per share ($0.001 per share before the Share Consolidation) to its former Chief Executive Officer and President, Tim Shannon, to settle $71,080 accrued compensation expenses owing to Tim Shannon.

In October 2020, we entered into the Share Exchange Agreement with QDM BVI, and the QDM BVI Shareholder, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, par value $0.0001 per share, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020. As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah.

We also had the following related party transactions for the fiscal years ended March 31, 2021 and 2020:

(i)	During the year ended March 31, 2021, the Company generated US$ nil (2020: US$107,308) other income from providing management services to YeeTah Financial.

(ii)	During the year ended March 31, 2021, YeeTah Financial charged YeeTah US$121,200 (2020: US$190,496) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(iii)	During the year ended March 31, 2021, Huihe Zheng paid US$240,000 (2020: US$ nil) on behalf of the Company for costs associated with the Share Exchange.

(iv)	During the year ended March 31, 2021, Huihe Zheng advanced US$385,504 (2020: US$53,205) to the Company to support its operations.

(v)	During the year ended March 31, 2021, the Company received $19,747 (2020: US$13,262) in capital contributions from Tim Shannon for working capital uses.

On March 31, 2021, Huihe Zheng, the Company principal stockholder, forgave the $44,872 shareholder advance balance that YeeTah owed to him. Since this was a forgiveness of related party loan, the gain from the forgiveness of the loan was treated as a capital transaction and the amount was recorded in additional paid-in-capital.

Due from Related Party Balance

The Company’s due from related party balance as of March 31 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	—	20,316

The related party balance as of March 31, 2021 and 2020 was unsecured, interest-free and due on demand.

Due to Related Party Balance

The Company’s due to related party balance as of March 31 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	533,590	—
YeeTah Financial	22,907	24,628
Total	556,497	24,628

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from shareholder balances at of the balance sheet dates are unsecured, interest-free and due on demand.

As described above, on October 21, 2020, we acquired all the issued and outstanding capital stock of QDM BVI pursuant to the Share Exchange Agreement and QDM BVI became our wholly owned subsidiary. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QDM BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of QDM BVI have been brought forward at their book value and no goodwill has been recognized. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Share Exchange will be the Group and will be recorded at the historical cost basis of the Group, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Group, historical operations of the Group, and operations of the Company and its subsidiaries from the closing date of the Share Exchange.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, LLC , during the fiscal years ended March 31, 2021 and 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2021	2020
Audit Fees	$52,560	$10,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$52,560	$10,000

Pre-Approval Policies and Procedures

Our board of directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-15 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1+**	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1**	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2**	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.3**	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
4.1*	Description of Securities
10.1++**	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2++**	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3++**	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.4**	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to Amendment No.1 to the Company’s Registration Report on Form S-1 filed on April 2, 2021
21.1*	List of Subsidiaries
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed
***	Furnished herewith
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
++	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: July 12, 2021	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	July 12, 2021
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	July 12, 2021
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	July 12, 2021
Timothy Miles

/s/ Huili Shen	Secretary and Director	July 12, 2021
Huili Shen

