Form 10-Q
period 2021-06-30
QDM International Inc.
filed 2021-08-10
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Room 715, 7F, The Place Tower C No. 150 Zunyi Road Changning District, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

+86 (21) 22183083

(Registrant’s telephone number, including area code)

N/A

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

As of August 9, 2021, there were 6,238,553 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the impact (including travel and entry restrictions and quarantine) of public health epidemics, including the COVID-19 pandemic in China, Hong Kong and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	the impact of political uncertainty and social unrest in Hong Kong and laws, rules and regulations of the Chinese government aimed at addressing such unrest;

●	the market for our services in Hong Kong and Mainland China;

●	our expansion and other plans and opportunities;

●	our future financial and operating results, including revenues, income, expenditures, cash balances and other financial items;

●	current and future economic conditions in Hong Kong and China;

●	the future growth of the Hong Kong insurance industry as a whole and the professional insurance intermediary sector in particular;

●	our ability to attract customers, further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees in order to enable them to develop our business;

●	changes in other applicable laws or regulations in Hong Kong related to or that could impact our business;

●	our management of business through a U.S. publicly-traded and reporting company and the general reputation and potential scrutiny of U.S. publicly-traded companies with their principal operations in Hong Kong and China; and

●	other assumptions regarding or descriptions of potential future events or circumstances described in this Report underlying or relating to any forward-looking statements.

ii

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2021

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,389	$35,605
Accounts receivable	2,541	2,250
Prepaid expenses	10,714	42,526
Deferred assets	—	70,673
Total current assets	43,644	151,054

Total assets	$43,644	$151,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$17,665	$5,055
Due to related parties	439,169	556,497

Total current liabilities	456,834	561,552

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 913,500 issued and outstanding	54	91
Common stock, $0.0001 par value, 200,000,000 shares authorized, 6,238,553 and 1,688,049 shares issued and 6,224,377 and 1,673,873 shares outstanding	624	169
Subscription receivable	(48,718)	(48,718)
Treasury stock, 14,176 and 14,176 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,443,219	9,337,310
Accumulated deficit	(9,747,974)	(9,638,955)
Total stockholders’ deficit	(413,190)	(410,498

Total liabilities and stockholders’ deficit	$43,644	$151,054

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Three Months Ended
	June 30
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$11,610	$20,880
Cost of sales	11,610	19,578
Gross profit	—	1,302

Operating expenses
General & administrative expenses	$108,123	$82,709
Total operating expenses	108,123	82,709

Loss from operations	(108,123)	(81,407)

Other (income) expense
Finance costs	896	77
Other (income) expense, net		(3,521)
Total other expense (income)	896	(3,444)

Income(loss) before income taxes	(109,019)	(77,963)

Net income(loss)	$(109,019)	$(77,963)

Earnings per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	(0.05)

Weighted average basic & diluted shares outstanding:
Preferred stocks	550,833	13,500
Common	3,998,813	1,682,054

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
March 31, 2020	13,500	1,667,658	(14,176)	$1	$167	(60,395)	$9,503,807	$(48,718)	$(9,331,253)	$63,609
Net loss	—	—	—	—	—	—	—	—	(77,963)	(77,963)
Contribution from shareholders	—	—	—	—	—	—	5,000		—	5,000
Share issuance due to reverse-split round up	—	391	—	—	—	—		—	—
June 30, 2020 (Unaudited)	13,500	1,668,049	(14,176)	$1	$167	(60,395)	$9,508,807	$(48,718)	$(9,409,216)	$(9,354)

Balance March 31, 2021	913,500	1,688,049	(14,176)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,638,955)	$(410,498)
Net loss	—	—	—	—	—	—	—	—	(109,019)	(109,019)
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	(94,173)
Conversion to common shares	(368,114)	4,049,254	—	(37)	405	—	(368)	—	—	—
Issuance of common stock	—	501,250	—	—	50	—	200,450	—	—	200,500
Balance June 30, 2021 (Unaudited)	545,386	6,238,553	(14,716)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,747,974)	$(413,190)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(109,019)	$(77,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	84
Net (gain)/loss from write-off of fixed assets	—	543
Changes in working capital:
Accounts receivable & other receivable	(291)	2,021
Prepaid expenses	31,812	(21,000)
Accounts payable & accrued liabilities	12,610	7,026
Due to a related party	(36,633)	26,827
Net cash used in operating activities	(101,521)	(62,462)

Cash flows from financing activities:
Proceeds borrowed from related parties	119,805	87,538
Payments to related parties	(200,500)	(10,009)
Share issuance proceeds	200,500	—
Costs related to equity financing	(23,500)	—
Contribution from shareholders	—	5,000
Net cash provided by (used) in financing activities	96,305	82,529

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—
NET INCREASE (DECREASE) IN CASH	(5,216)	20,067
CASH, BEGINNING OF PERIOD	$35,605	$62,780
CASH, END OF PERIOD	30,389	82,847

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash transactions:
Forgiveness of shareholder advances	$	$

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020

1. Organization and principal activities

QDM International Inc. (“we,” the “Company” or “QDM”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company, conducts its business through an indirect wholly owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

On October 21, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a British Virgin Islands (“BVI”) company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (“Mr. Zheng”), who is also the Company’s principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng of 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share, with each Series C Convertible Preferred Stock initially being convertible into 11 shares of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of June 30, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the Securities and Exchange Commission on July 12, 2021.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with the U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses may be affected by the estimates that management is required to make. Actual results could differ from those estimates.

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the United States Dollar (“US$” or “$”). The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2021, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three months ended June 30, 2021 and 2020 and there was no provision for doubtful accounts as of June 30, 2021 and March 31, 2021.

Revenue Recognition

The Company generates revenue primarily by providing insurance brokerage services in Hong Kong. The Company sells insurance products underwritten by insurance companies operating in Hong Kong to its individual customers and is compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured.

FASB Accounting Standards Codification (“ASC”) Topic 606 provides for a five-step model for recognizing revenue from contracts with customers. These five steps include:

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2021.

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

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

3. Deferred Asset

Deferred asset of $70,673 as of March 31, 2021 represented prepaid transaction costs in relation to the public offering completed on April 29, 2021.

4. Equity

Common Stock

On April 29, 2021, the Company consummated an initial closing of a “best efforts” self-underwritten public offering of its common stock, par value $0.0001 per share (the “Offering”), in which the Company issued and sold an aggregate of 501,250 shares of its common stock at a price of $0.40 per share to certain investors, generating gross proceeds to the Company of $200,500. Share offering costs of $94,173 were offset against the share capital in relation to the Offering.

Preferred Stock

On May 17, 2021, upon receipt of a conversion notice from Mr. Zheng, the Company issued 4,049,254 shares of the Company’s common stock, par value $0.0001 per share, upon conversion of an aggregate of 368,114 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, at a conversion ratio of 1-for-11, pursuant to the terms of the Certification of Designation for the Series C Convertible Preferred Stock.

Additional Paid-in Capital

During the three months ended June 30, 2021, the Company received capital contribution of $5,000 from its principal shareholder for working capital uses. The capital contribution was recorded in additional paid-in capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah and former director of YeeTah (resigned on December 31, 2019)
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd.	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the three months ended June 30, 2021, YeeTah Financial Group Co., Ltd. (“YeeTah Financial”) charged YeeTah US$11,610 (2020: US$19,578) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the three months ended June 30, 2021, the Company received $nil (2020: US$5,000) in capital contributions from Tim Shannon for working capital uses.

(ii)	During the three months ended June 30, 2021, the Company received $119,805 (2020: US$87,538) shareholder advances from Mr. Zheng for working capital uses. The Company repaid Mr. Zheng $200,500 during the three months ended June 30, 2021.

Due to Related Party Balance

The Company’s due to related party balance as of June 30 and March 31, 2021 is as follows:

	June 30, 2021	March 31, 2021
	US$	US$
Huihe Zheng	437,034	533,590
YeeTah Financial	2,136	22,907
Total	439,169	556,497

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of June 30 and March 31, 2021 are as follows:

	June 30, 2021	March 31, 2021
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Zheng. These due from shareholder balances at of the balance sheet dates are unsecured, interest-free and due on demand.

6. Income Taxes

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, the Company’s Hong Kong subsidiaries are subject to a 16.5% income tax on their taxable income generated from operations in Hong Kong. On December 29, 2017, Hong Kong government announced a two-tiered profit tax rate regime. Under the two-tiered tax rate regime, the first HK$2.0 million assessable profits will be subject to a lower tax rate of 8.25% and the excessive taxable income will continue to be taxed at the existing 16.5% tax rate. The two-tiered tax regime becomes effective from the assessment year of 2018/2019, which was on or after April 1, 2018. The application of the two-tiered rates is restricted to only one nominated enterprise among connected entities.

The Company did not have current income tax expenses for the three months ended June 30, 2021 and 2020 since it did not have taxable incomes in these two periods.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30 and March 31, 2021 the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

The Company did not have other significant commitments, long-term obligations, or guarantees as of June 30, 2021.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2021, the Company is not a party to any material legal or administrative proceedings.

8. Loss Per Share

Basic and diluted net loss per share for each of the three month periods presented are calculated as follows:

Basic loss per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period.

	June 30, 2021	June 30, 2020
	US$	US$
Numerator:
Net loss attributable to ordinary shareholders—basic and diluted	(109,019)	(77,963)

Denominator:
Weighted average number of ordinary shares outstanding—basic and diluted	3,998,813	1,682,054

Loss per share attributable to ordinary shareholders —basic and diluted	(0.03)	(0.05)

9. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng of 900,000 shares of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

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

With social distancing measures having been implemented to curtail the spread of COVID-19, insurance brokers in Hong Kong, such as YeeTah, which relied primarily on storefront and in-person consultations for new business production faced an immediate slowdown. In addition, Hong Kong has suspended mainland tourists’ free travel and Hong Kong’s current boarding requirements vary based on where the traveler has visited in the past 14 or 21 days and whether the traveler is vaccinated.

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

Our revenue is susceptible to Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. For example, as a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which impacted our revenue for the period from June 2019 to the quarter ended June 30, 2020.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table presents an overview of the results of operations for the three months ended June 30, 2021 and 2020:

	For The Three Months Ended	For The Three Months Ended
	June 30, 2021	June 30, 2020
Revenue	$11,610	$20,880
Cost of sales	11,610	19,578
Gross profit	—	1,302
Operating costs and expenses:
General and administrative expenses	108,123	82,709
Total operating costs and expenses	108,123	82,709
Loss from operations	(108,123)	(81,407)
Total other income	896	(3,444)
Net loss	$(109,019)	$(77,963)

Revenue

Revenue decreased by approximately $9,000 or 44.4% for the three months ended June 30, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers resulting from the prolonged COVID-19 travel restriction imposed by Hong Kong government during three months ended June 30, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $8,000 or 40.7% for the three months ended June 30, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0% for the three months ended June 30, 2021 as compared to the 6.2% for the same period of last year. The lower gross margin in 2021 compared to 2020 was because our commission costs for the three months ended June 30, 2020 were lower. During the three months ended June 30, 2021, we increased our commissions for renewals for clients referred by YeeTah Financial from the previous year.

General and administrative expenses

General and administrative expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. General and administrative expenses increased by approximately $25,000 or 30.7% for the three months ended June 30, 2021 as compared to the same period of 2020. The increase was primarily due to additional legal fees incurred in the three months ended June 30, 2021 for the proposed reverse stock split.

Net loss

As a result of the factors described above, net loss for the three months ended June 30, 2021 increased by approximately 31,000 or 39.8% as compared to the same period of 2020.

Foreign Currency Translation

Our reporting currency is the United States dollar. Our operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate our balance sheets, income statement items and cash flow items for both the three months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. As of June 30, 2021 and March 31, 2021, we had $30,389 and 35,605, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(101,521)	$(62,462)
Net cash provided by (used in) financing activities	96,305	82,529
Net increase (decrease) in cash, cash equivalents	(5,216)	20,067
Cash and cash equivalents at beginning of year	35,605	62,780
Cash and cash equivalents at end of year	$30,389	$82,847

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, office administrative costs and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations from the civilian protests in Hong Kong and the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $102,000 for the three months ended June 30, 2021, compared to net cash used in operating activities of approximately $62,000 for 2020, representing an increase of approximately $40,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to an increase of net loss of $31,000 in the three months ended June 30, 2021 as compared to the same period of 2020 and the following major working capital changes:

(1)	Change in prepaid expenses resulted in an approximately $32,000 cash inflow for the three months ended June 30, 2021, while for the same period of 2020, change in prepaid expenses resulted in a cash outflow of approximately $21,000, which led to an approximately $53,000 decrease in net cash outflow from operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $13,000 cash inflow for the three months ended June 30, 2021, while for the same period of 2020, change in accounts payable and accrued liabilities generated a cash inflow of approximately $7,000, which led to an approximately $6,000 increase in net cash inflow from operating activities.

(3)	Change in due to related parties resulted in an approximately $36,000 cash outflow for the three months ended June 30, 2021, while for the same period of 2020, change in due to related parties generated a cash inflow of approximately $27,000, which led to an approximately $63,000 increase in net cash outflow from operating activities.

Financing Activities:

Net cash generated from financing activities was approximately $96,000 for the three months ended June 30, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $120,000; (ii) share issuance proceeds of $200,500; (iii) repayment of related party of $200,500 and payment of $24,000 issuance costs for share issued in the period.

Net cash generated from financing activities was approximately $83,000 for the three months ended June 30, 2020, which was attributable to the net results of: (i) stockholder advances of approximately $88,000; (ii) repayment of stockholder advances of approximately $10,000; and (iii) capital contribution of $5,000 from a shareholder.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

Critical Accounting Policies

Please refer to the notes to the Company’s condensed consolidated financial statements included in this Report for details of critical accounting policies. There were no areas requiring significant management judgments and estimates for the periods covered by this Report.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2021, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 1, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 1, 2020
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 1, 2020
10.1	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Report on Form S-1 filed on April 2, 2021.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Dated: August 10, 2021	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2021	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)