Form 10-K/A
period 2021-03-31
QDM International Inc.
filed 2021-10-22
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of QDM International Inc. (the “Company,” “we,” and “our”) for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 (the “Original Filing”).

The Company is filing this Amendment solely for the purpose of including additional disclosure related to the Company having operations in Hong Kong. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

i

ii

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

iii

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

iv

PART I

Item 1.	Business.

Overview

We are a holding company incorporated in Florida with no material operations, and we conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), primarily in Hong Kong. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as an Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also provides its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are mandatory retirement protection schemes set up for employees who are Hong Kong residents.

YeeTah sells insurance products underwritten by insurance companies operating in Hong Kong to individual customers who are either Hong Kong residents or visitors from Mainland China and are compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. Commissions generally depend on the type, term of insurance products and the particular insurance company and they are usually paid by the insurance companies the next month after the cooling off period of the policies sold, which is generally 21 days after the earlier of the delivery of the policy or a cooling off notice to the policy holder.

As of the date of this Report, YeeTah was a party to agreements with 20 insurance companies in Hong Kong, and offers approximately 520 insurance products to our customers. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of YeeTah’s total commissions was attributable to its top two insurance companies, each accounted for more than 10% of its total commissions. For the fiscal year ended March 31, 2020, an aggregate of 94.34% of YeeTah’s total commissions was attributable to its top three insurance companies, each accounted for more than 10% of our total commissions.

As of March 31, 2021, YeeTah had serviced an aggregate of 613 customers in connection with the purchase of an aggregate of 667 insurance products as well as a total of 35 customers for MPF related services.

As an independent insurance agency, YeeTah offers not only a broad range of insurance products underwritten by multiple insurance companies to address the needs of increasingly sophisticated customers with diverse needs and preferences but also quality services covering the policy application, customer information collection, analysis of policy selection, and after-sale services.

We focus on offering long-term life insurance products including endowment life and annuity life insurance and distribute general insurance products including automobile insurance, individual accident insurance, homeowner insurance, liability insurance and travel insurance. All of YeeTah’s sales of life and medical insurance products and general insurance products are conducted through its licensed sales persons (known in Hong Kong as technical representatives).

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

Recent Regulatory Development

We are a holding company incorporated in Florida with substantially all of our operation conducted by the operating entity in Hong Kong. Although we conduct limited administrative activities in our principal executive offices located in China, we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in mainland China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. Accordingly, we believe the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong may face similar regulatory risks as those operated in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

We are aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Also, on July 10, 2021, the Cyberspace Administration of China (“CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments, or the Revised Draft, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users (which to be further specified) which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong.

We do not believe that we are currently required to obtain any permission or approval from the China Securities Regulatory Commission, CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTC Markets and the issuance of our securities to foreign investors.

Nevertheless, the laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

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

Corporate Structure

Our corporate organization structure is as follows as of the date of this Report:

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2021, YeeTah had distributed an aggregate of 667 life and medical insurance policies from 20 insurance companies in Hong Kong. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners, and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, including but not limited to, Prudential and AIA International Limited which have very stringent requirements on selection of brokers. YeeTah has been working with them for a few years and is able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s administrative manager has more than 20 years of experience in the insurance industry and 6 years of management experience.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that YeeTah’s strong in-house training program, which covers both product knowledge and sales skills, gives it a competitive edge over the other professional insurance intermediaries and helps YeeTah retain its sales force and improve our sales. The training also emphasizes inculcating in YeeTah’s technical representatives our corporate culture of customer service and commitment to high ethical standards.

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

Customers from mainland China contributed to a substantial part of our commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the political turmoil and travel restrictions related to the COVID-19 epidemic in China, mainland Chinese customers have dropped sharply. As a result, our revenue from commissions on new business has decreased significantly. Our commissions from renewal premiums have also been materially affected since the mainland Chinese customers have been late in making the renewal payments due to the inability to visit Hong Kong to make the payments. Most of our mainland customers do not have Hong Kong bank account and used to pay their premiums through credit card or in cash in person. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the impact of COVID-19 on our business operations and financial conditions. We do not expect a significant improvement over our business and results of operations until the COVID-19 is effectively contained in Hong Kong and China and the mainland visitors are permitted to enter Hong Kong without a quarantine. As such, we presently focus on servicing Hong Kong residents.

The extent to which the COVID-19 epidemic affects our business will depend on future developments in Hong Kong and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. The duration of such business disruption and the resulting operational and financial impact on us have negatively affected our financial results for the fiscal year ended March 31, 2021 and may continue to adversely affect our business operations for the year ended March 31, 2022. The global spread of COVID-19 pandemic in a significant number of countries around the world has resulted in, and may intensify, global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry— Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 epidemic in China and Hong Kong.

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

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure you that the Hong Kong protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

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

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2021, we had ten technical representatives in Hong Kong. YeeTah was a party to an agreement with YeeTah Financial Group Co., Ltd. (“YeeTah Financial”), a company controlled by its former officer and director, which referred customers, most of whom were mainland visitors, to YeeTah for the purchase of insurance products in Hong Kong in exchange for certain fees paid by YeeTah out of its commissions earned through the insurance policies purchased by the referred customers. Such agreement with YeeTah Financial was terminated in December 2019 and we are in the process of identifying new cross-industry marketing partners in various lines of businesses to expand our business.

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

Collaboration with Insurance Companies

As of March 31, 2021, YeeTah had entered into long-term agreements with 20 insurance companies in Hong Kong, pursuant to which we are authorized to market and distribute certain insurance products of those companies to our customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

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

Employees and Technical Representatives

YeeTah had one and two full-time employees and we had two and two executive officers as of March 31, 2021 and 2020, respectively. YeeTah also had ten and ten licensed technical representatives as of March 31, 2021 and 2020, respectively. Technical representatives are licensed individuals who provide regulated advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives are not our employees and are only compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of basic commission rate provided by each insurance company.

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

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors”. If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	We incurred net losses in the past and there can be no assurance that we will be able to become profitable in the future.

●	Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in China and Hong Kong.

●	Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly and annual variations are not within our control.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

Risks Related to Doing Business in Hong Kong

●	Potential political and economic instability in Hong Kong may adversely impact our results of operations.

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

●	The market price for our securities could be adversely affected by increased tensions between the United States and China.

●	Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

●	The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors.

Risks Related to Our Securities

●	The Series B and Series Convertible Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of our total commissions were attributed to our top two insurance companies, each accounted for more than 10% of our total revenue. For the fiscal year ended March 31, 2020, an aggregate of 94.34% of our total commissions were attributable to our top three insurance company partners, each accounted for more than 10% of our total revenue.

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

We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company incorporated in Florida, and we rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1. Business – Regulation — Regulations Related to Hong Kong Taxation.” Any limitation on the ability of our Hong Kong subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

Under the Basic Law, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure you that the Hong Kong protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

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

Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

We currently have only immaterial, non-substantive operations mainland China. YeeTah does not sell any insurance products in mainland China or solicit customers or collect, store or process any personal data of any customer in China, and is not regulated by any insurance regulator in mainland China. As a result, the laws and regulations of the PRC do not currently have any material impact on YeeTah’s business, financial condition and results of operations. However, as we operate in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of the PRC become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong.

The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

We may also become subject to the laws and regulations of the PRC to the extent we commence business and customer facing operations in mainland China as a result of any future acquisition, expansion or organic growth.

The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors.

We have only immaterial, non-substantive operations in mainland China. We primarily operate in Hong Kong, a special administrative region of China. In addition, YeeTah does not sell any insurance products in mainland China or solicit any customer in China, and is not regulated by any insurance regulator in mainland China. The PRC government currently does not exert direct influence and discretion over the manner in which we conduct our business activities outside of mainland China, however, there is no guarantee that we will not be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or as a result of our expansion or acquisition of operations in mainland China. See “— Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected by existing or future laws and regulations of the PRC which may become applicable to a company such as us.”

The PRC legal system is evolving rapidly and the PRC laws, regulations, and rules may change quickly with little advance notice. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation of these laws, rules and regulations may contain inconsistences, the enforcement of which involves uncertainties. The PRC government has exercised and continues to exercise substantial control over many sectors of the PRC economy through regulation and/or state ownership. Government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and businesses which are subject to such government actions.

If we were to become subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of our development, expansion or acquisition of operations in the PRC, it may require a material change in our operations and/or result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In addition, the market prices of our common stock could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards Hong Kong-based companies subject to direct PRC government oversight and regulation, regardless of our actual operating performance. There can be no assurance that the Chinese government would not intervene in or influence our operations at any time.

We are not currently required to obtain permission from the PRC government for the trading of our common stock on the OTCQB, however there is no guarantee that this will continue to be the case in the future, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any actions by the PRC government to exert more oversight and control over offerings (including businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in Hong Kong-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

(c) Dividends

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitation on our ability to distribute earnings from our businesses, including subsidiaries, to the U.S. investors.

YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend distribution without restrictions on the amount of the funds. YeeTah currently intends to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Currently, substantially all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in China. Since Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from us to YeeTah or from YeeTah to us and the investors in the U.S.

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of the board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong subsidiary YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.”

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

Liquidity and Capital Resources

The Company

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. We are a holding company and conduct substantially all of our operations through YeeTah, which is our only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or our principal stockholder. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange.  As of March 31, 2021 and 2020, we had $35,605 and $62,780, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

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

The Company’s due from related party balance as of March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
	US$	US$
Huihe Zheng	—	20,316

The related party balance as of March 31, 2020 was unsecured, interest-free and due on demand.

Due to Related Party Balance

The Company’s due to related party balance as of March 31, 2021 and 2020 is as follows:

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

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-17 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1+**	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1**	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2**	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.3**	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
4.1**	Description of Securities
10.1++**	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2++**	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3++**	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.4**	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to Amendment No.1 to the Company’s Registration Report on Form S-1 filed on April 2, 2021
21.1**	List of Subsidiaries
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.
***	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
++	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: October 21, 2021	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	October 21, 2021
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	October 21, 2021
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	October 21, 2021
Timothy Miles

/s/ Huili Shen	Secretary and Director	October 21, 2021
Huili Shen

