Form 10-Q
period 2021-09-30
QDM International Inc.
filed 2021-11-15
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 209,993 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, AND MARCH 31, 2021

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,242	$35,605
Accounts receivable	5,557	2,250
Prepaid expenses	21,925	42,526
Deferred assets	—	70,673
Total current assets	56,724	151,054

Total assets	$56,724	$151,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$19,308	$5,055
Due to related parties	526,250	556,497

Total current liabilities	545,558	561,552

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 913,500 issued and outstanding	54	91
Common stock, $0.0001 par value, 200,000,000 shares authorized, 208,084 and 56,268 shares issued and 207,611 and 55,796 shares outstanding	624	169
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,443,219	9,337,310
Accumulated deficit	(9,823,618)	(9,638,955)
Total stockholders’ deficit	(488,834)	(410,498)

Total liabilities and stockholders’ deficit	$56,724	$151,054

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$18,608	$46,020	$30,218	$66,900
Cost of sales	18,608	46,419	30,218	65,997
Gross profit	—	(399)	—	903

Operating expenses
General & administrative expenses	$75,580	$59,740	$183,703	$142,449
Total operating expenses	75,580	59,740	183,703	142,449

Loss from operations	(75,580)	(60,139)	(183,703)	(141,546)

Other (income) expense
Finance costs	64	(77)	960	—
Other (income) expense, net		231		(3,290)
Total other expense (income)	64	154	960	(3,290)

Income(loss) before income taxes	(75,644)	(60,293)	(184,663)	(138,256)

Net income(loss)	$(75,644)	$(60,293)	$(184,663)	$(138,256)

Earnings per share of common stock:
Basic	$(0.36)	$(1.09)	$(1.08)	$(2.51)
Diluted	(0.36)	(1.09)	$(1.08)	(2.51)

Weighted average basic & diluted shares outstanding:
Preferred stock	545,386	13,500	548,080	13,500
Common stock	207,553	55,129	170,831	55,126

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Six months ended September 30, 2020

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance March 31, 2020	13,500	55,589	(473)	$1	$167	(60,395)	$9,503,807	$(48,718)	$(9,331,253)	$63,609
Net loss	—	—	—	—	—	—	—	—	(138,256)	(138,256)
Contribution from stockholders	—	—	—	—	—	—	19,747		—	19,747
Share issuance due to reverse stock split rounding up	—	13	—	—	—	—		—	—
Balance September 30, 2020 (Unaudited)	13,500	55,602	(473)	$1	$167	(60,395)	$9,523,554	$(48,718)	$(9,469,509)	$(54,900)

Three months ended September 30, 2020

Balance June 30, 2020 (Unaudited)	13,500	55,602	(473)	$1	$167	(60,395)	$9,508,807	$(48,718)	$(9,409,216)	$(9,354)
Net loss	—	—	—	—	—	—	—	—	(60,293)	(60,293)
Contribution from stockholders	—	—	—	—	—	—	14,747	—	—	14,747
Balance September 30, 2020 (Unaudited)	13,500	55,602	(473)	$1	$167	(60,395)	$9,523,554	$(48,718)	$(9,469,509)	$(54,900)

Six months ended September 30, 2021

Balance March 31, 2021	913,500	56,268	(473)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,638,955)	$(410,498)
Net loss	—	—	—	—	—	—	—	—	(184,663)	(184,663)
Share issuance due to reverse stock split rounding up	—	132	—	—	—	—	—	—	—	—
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	(94,173)
Conversion to common stock	(368,114)	134,976	—	(37)	405	—	(368)	—	—	—
Issuance of common stock	—	16,708	—	—	50	—	200,450	—	—	200,500
September 30, 2021 (Unaudited)	545,386	208,084	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,823,618)	$(488,834)

Three months ended September 30, 2021

Balance June 30, 2021 (Unaudited)	545,386	207,952	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,747,974)	$(413,190)
Net loss	—	—	—	—	—	—	—	—	(75,644)	(75,644)
Share issuance due to reverse stock split rounding up	—	132	—	—	—	—	—	—	—	—
September 30, 2021 (Unaudited)	545,386	208,084	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,823,618)	$(488,834)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(184,663)	$(138,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	167
Net (gain)/loss from write-off of fixed assets	—	543
Changes in working capital:
Accounts receivable & other receivable	(3,037)	(7,277)
Prepaid expenses	20,601	(19,925)
Accounts payable & accrued liabilities	14,253	(11,785)
Due to a related party	(40,738)	13,574
Net cash used in operating activities	(193,854)	(162,959)

Cash flows from investing activities:
Deferred costs related to reverse acquisition	—	(115,000)
Net cash provided by (used) in investing activities	—	(115,000)

Cash flows from financing activities:
Proceeds borrowed from related parties	210,991	259,957
Payments to related parties	(200,500)	(10,009)
Share issuance proceeds	200,500	—
Costs related to equity financing	(23,500)	—
Contribution from stockholders	—	19,747
Net cash provided by (used) in financing activities	187,491	269,695

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—
NET INCREASE (DECREASE) IN CASH	(6,363)	(8,264)
CASH, BEGINNING OF PERIOD	$35,605	$62,780
CASH, END OF PERIOD	29,242	54,516

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
Six Months Ended September 30, 2021 and 2020

1. Organization and principal activities

QDM International Inc. (“we,” the “Company” or “QDM”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company is a holding company with no material operations and conducts its insurance brokerage business through an indirect wholly owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of September 30, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating revenue and profit in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months primarily through financings from the Company’s major stockholder, although the Company may seek other sources of funding, including public and private offerings of securities.

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from its principal stockholder, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the consolidated balance sheet classifications used.

2. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 and was amended on October 22, 2021.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of September 30, 2021, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company makes impairment loss for bad and doubtful debts based on assessments of the recoverability of the trade and other receivables based on individual account analysis, including the current creditworthiness and the past collection history of each debtor. Impairments arise when there is an objective evidence indicate that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on management of customers’ credit and ongoing relationship, management makes conclusions whether any balances outstanding at the end of the period will be deemed uncollectible on an individual basis and on aging analysis basis. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three and six months ended September 30, 2021 and 2020 and there was no provision for doubtful accounts as of September, 2021 and March 31, 2021.

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

The Company enters into insurance brokerage contracts with our customers (insurance companies) primarily through written contracts. Performance obligation for these insurance brokerage contracts is to help the Company’s insurance company customers to promote, coordinate and complete subscriptions of insurance policies and products offered by our customers.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2021.

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

Earnings per share

Basic earnings per share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period using the two-class method. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Net loss is not allocated to other participating securities if based on their contractual terms they are not obligated to share in the losses. Diluted earnings per share is calculated by dividing net income attributable to holders of common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive.

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

4. Equity

Common Stock

On April 29, 2021, the Company consummated an initial closing of a “best efforts” self-underwritten public offering of its common stock, par value $0.0001 per share (the “Offering”), in which the Company issued and sold an aggregate of 16,798 shares (501,250 shares before the Reverse Split (as defined below)) of its common stock at a price of $12 per share ($0.40 before the Reverse Split) to certain investors, generating gross proceeds to the Company of $200,500. Share offering costs of $94,173 were offset against the share capital in relation to the Offering.

On August 10, 2021, the Company effected a reverse stock split, without changing the par value per share, whereby each 30 issued and outstanding shares of common stock were consolidated into one share of common stock (the “Reverse Split”). The Company has retrospectively accounted for the change in the current and prior period financial statements that are presented in the condensed interim financial statements.

Preferred Stock

On May 17, 2021, upon receipt of a conversion notice from Mr. Zheng, the Company issued 134,975 shares (4,049,254 shares before the Reverse Split) of the Company’s common stock, par value $0.0001 per share, upon conversion of an aggregate of 368,114 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, at a conversion ratio of 1-for-11, pursuant to the terms of the Certification of Designation for the Series C Convertible Preferred Stock.

Additional Paid-in Capital

During the six months ended September 30, 2020 , the Company received capital contribution of $19,747 from its principal stockholder for working capital uses. The capital contribution was recorded in additional paid-in capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah and former director of YeeTah (resigned on December 31, 2019)
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd.	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the six months ended September 30, 2021 , YeeTah Financial Group Co., Ltd. (“YeeTah Financial”) charged YeeTah US$30,218 (2020: US$65,997) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the six months ended September 30, 2021, the Company received nil (2020: US$19,747) in capital contributions from Tim Shannon for working capital uses.

(ii)	During the six months ended September 30, 2021, the Company received $210,991 (2020: US$259,957) in stockholder advances from Mr. Zheng for working capital uses. The Company repaid Mr. Zheng $200,500 during the six months ended September 30, 2021.

Due to Related Party Balance

The Company’s due to related party balance as of September 30 and March 31, 2021 is as follows:

	September 30, 2021	March 31, 2021
	US$	US$
Huihe Zheng	526,250	533,590
YeeTah Financial	—	22,907
Total	526,250	556,497

The due to related party balance is unsecured, interest-free and due on demand.

Due from a Stockholder

The due from a stockholder balances as of September 30, 2021 and March 31, 2021 are as follows:

	September 30, 2021	March 31, 2021
	US$	US$
Huihe Zheng	48,718	48,718

The due from a stockholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Zheng. These due from a stockholder balances are unsecured, interest-free and due on demand.

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

The Company did not have current income tax expenses for the three months and six months ended September 30, 2021 and 2020 since it did not have taxable incomes in these two periods.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30 and March 31, 2021 the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

The Company did not have other significant commitments, long-term obligations, or guarantees as of September 30, 2021.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2021, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng of 900,000 shares of a newly designated Series C Preferred Stock. The Share Exchange closed on October 21, 2020.

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

Our revenue is susceptible to Hong Kong protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. For example, as a result of the Hong Kong protests, we experienced a drop in new customers from mainland China beginning in June 2019, which impacted our revenue for the period from June 2019 to June 30, 2020.

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

Recent Regulatory Development

We are a holding company incorporated in Florida with substantially all of our operation conducted by the operating entity in Hong Kong. Although we conduct limited administrative activities in our principal executive offices located in China, we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity structure with any entity in mainland China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. Accordingly, we believe the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong may face similar regulatory risks as those operated in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.” in our Annual Report on Form 10-K for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 and was amended on October 22, 2021.

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

Results of Operations

Three Ended September 30, 2021 and 2020

The following table presents an overview of the results of operations for the three months ended September 30, 2021 and 2020:

	For The Three Months Ended	For The Three Months Ended
	September 30, 2021	September 30, 2020
Revenue	$18,608	$46,020
Cost of sales	18,608	46,319
Gross profit	—	(399)
Operating costs and expenses:
General and administrative expenses	75,580	59,740
Total operating costs and expenses	75,580	59,740
Loss from operations	(75,580)	(60,139)
Total other income (expenses)	(64)	(154)
Net loss	$(75,644)	$(60,293)

Revenue

Revenue decreased by approximately $27,000 or 59.6% for the three months ended September 30, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers from mainland China resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by Hong Kong government during three months ended September 30, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $28,000 or 59.9% for the three months ended September 30, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0% for the three months ended September 30, 2021 as compared to the 0% for the same period of last year. The gross margin is consistent for both periods.

General and administrative expenses

General and administrative expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. General and administrative expenses increased by approximately $16,000 or 26.5% for the three months ended September 30, 2021 as compared to the same period of 2020. The increase was primarily due to additional legal fees incurred in connection with the Reverse Split in the three months ended September 30, 2021.

Net loss

As a result of the factors described above, net loss for the three months ended September 30, 2021 increased by approximately 15,000 or 25.0%  as compared to the same period of 2020.

Six Ended September 30, 2021 and 2020

The following table presents an overview of the results of operations for the six months ended September 30, 2021 and 2020:

	For The Six Months Ended	For The Six Months Ended
	September 30, 2021	September 30, 2020
Revenue	$30,218	$66,900
Cost of sales	30,218	65,997
Gross profit	—	903
Operating costs and expenses:
General and administrative expenses	183,703	142,449
Total operating costs and expenses	183,703	142,449
Loss from operations	(183,703)	(141,546)
Total other income (expenses)	(960)	3,290
Net loss	$(184,663)	$(138,256)

Revenue

Revenue decreased by approximately $37,000 or 54.8% for the six months ended September 30, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by Hong Kong government during the six months ended September 30, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $36,000 or 54.2% for the six months ended September 30, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0% for the six months ended September 30, 2021 as compared to the 1.3% for the same period of last year. The lower gross margin in 2021 compared to 2020 was because our commission costs for the six months ended September 30, 2020 were relatively lower. During the six months ended September 30, 2021, we slightly increased our commissions for renewals for clients referred by YeeTah Financial from the previous year.

General and administrative expenses

General and administrative expenses increased by approximately $41,000 or 29.0% for the three months ended September 30, 2021 as compared to the same period of 2020. The increase was primarily due to additional legal fees incurred for the Reverse Split in the six months ended September 30, 2021.

Net loss

As a result of the factors described above, net loss for the six months ended September 30, 2021 increased by approximately $46,000 or 34% as compared to the same period of 2020.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate our balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2021 and 2020.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. We are a holding company and conduct substantially all of our operations through YeeTah, which is our only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or our principal stockholder. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of September 30, 2021 and March 31, 2021, we had $29,242 and 35,605, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(193,854)	$(162,959)
Net cash provided by (used in) investing activities	—	(115,000)
Net cash provided by (used in) financing activities	187,491	269,695
Net increase (decrease) in cash, cash equivalents	(6,363)	(8,264)
Cash and cash equivalents at beginning of year	35,605	62,780
Cash and cash equivalents at end of year	$29,242	$54,516

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

Operating Activities:

Net cash used in operating activities was approximately $194,000 for the six months ended September 30, 2021, compared to net cash used in operating activities of approximately $163,000 for the same period of 2020, representing an increase of approximately $31,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to an increase of net loss of $46,000 in the six months ended September 30, 2021 as compared to the same period of 2020 and the following major working capital changes:

(1)	Change in prepaid expenses resulted in an approximately $21,000 cash inflow for the six months ended September 30, 2021, while for the same period of 2020, change in prepaid expenses resulted in a cash outflow of approximately $20,000, which led to an approximately $41,000 decrease in net cash outflow from operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $14,000 cash inflow for the six months ended September 30, 2021, while for the same period of 2020, change in accounts payable and accrued liabilities generated a cash outflow of approximately $12,000, which led to an approximately $26,000 increase in net cash inflow from operating activities.

(3)	Change in due to related parties resulted in an approximately $41,000 cash outflow for the six months ended September 30, 2021, while for the same period of 2020, change in due to related parties generated a cash inflow of approximately $13,000, which led to an approximately $54,000 increase in net cash outflow from operating activities.

Investing Activities:

There were no investing activities for the six months ended September 30, 2021.

Net cash used in investing activities was approximately $115,000 for the six months ended September 30, 2020, which was attributable to the cash used in the Share Exchange.

Financing Activities:

Net cash generated from financing activities was approximately $187,000 for the six months ended September 30, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $211,000; (ii) share issuance proceeds of $200,500; (iii) repayment of related party of $200,500 and payment of $24,000 issuance costs for share issued in the period.

Net cash generated from financing activities was approximately $270,000 for the six months ended September 30, 2020, which was attributable to the net results of: (i) stockholder advances of approximately $260,000; (ii) repayment of stockholder advances of approximately $10,000; and (iii) capital contribution of $19,747 from a stockholder.

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

Off-balance Sheet Commitments and Arrangements

As of September 30, 2021, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Dated: November 15, 2021	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)