Form 10-K/A
period 2021-03-31
QDM International Inc.
filed 2021-12-17
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of QDM International Inc. (the “Company,” “we,” and “our”) for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 (the “Original Filing”), and was amended by Amendment No. 1 to the Original Filing on October 22, 2021 (the “Amendment No. 1”).

The Company is filing this Amendment solely for the purpose of updating certain risk factors. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing and the Amendment No. 1. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Under the Holding Foreign Companies Accountable Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our securities being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the Holding Foreign Companies Accountable Act, or the HFCAA. The HFCAA was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCAA. In essence, the HFCAA requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges or trading through any other trading method within the SEC’s regulatory jurisdiction, including trading on the OTC markets, if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCAA and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected, and we could be delisted if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

The audit report included in this Report was issued by ZH CPA, LLC a U.S. based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors' audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The implications of this possible regulation in addition to the requirements of the HFCA Act are uncertain. Such uncertainty could cause the market price of our securities to be materially and adversely affected, and our securities could be delisted and prohibited from being traded on the national securities exchange earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our securities.

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

QDM International Inc.

Date: December 17, 2021	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	December 17, 2021
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	December 17, 2021
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	December 17, 2021
Timothy Miles

/s/ Huili Shen	Secretary and Director	December 17, 2021
Huili Shen