Form 10-Q
period 2021-12-31
QDM International Inc.
filed 2022-02-02
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of February _____, 2022, there were 209,993 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report"), including, without limitation, statements under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, AND MARCH 31, 2021

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,977	$35,605
Accounts receivable	7,924	2,250
Prepaid expenses	36,480	42,526
Deferred assets	—	70,673
Total current assets	171,381	151,054

Total assets	$171,381	$151,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$8,946	$5,055
Due to related parties	597,270	556,497

Total current liabilities	606,216	561,552

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 913,500 issued and outstanding designated as Series C Convertible Preferred Stock	54	91
Common stock, $0.0001 par value, 200,000,000 shares authorized, 209,993 and 56,268 shares issued and 209,521 and 55,796 shares outstanding	624	169
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,584,244	9,337,310
Accumulated deficit	(9,910,644)	(9,638,955)
Total stockholders’ deficit	(434,835)	(410,498)

Total liabilities and stockholders’ deficit	$171,381	$151,054

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$24,601	$33,455	$54,819	$100,355
Cost of sales	24,601	33,133	54,819	99,130
Gross profit	—	(322)	—	1,225

Operating expenses
General & administrative expenses	$87,737	$87,673	$271,440	$230,122
Total operating expenses	87,737	87,673	271,440	230,122

Loss from operations	(87,737)	(87,351)	(271,440)	(228,897)

Other (income) expense
Finance costs (income)	(711)	—	249	—
Other (income) expense, net	—	(3,559)	—	(6,849)
Total other expense (income)	(711)	(3,559)	249	(6,849)

Income(loss) before income taxes	(87,026)	(83,791)	(271,689)	(222,048)

Net income(loss)	$(87,026)	$(83,791)	$(271,689)	$(222,048)

Earnings per share of common stock:
Basic	$(0.42)	$(1.51)	$(1.48)	$(4.02)
Diluted	(0.42)	(1.51)	$(1.48)	(4.02)

Weighted average basic & diluted shares outstanding:
Series C Convertible Preferred Stock	545,386	708,065	547,175	246,712
Common stock	209,499	55,491	183,815	55,249

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Nine months ended December 31, 2020

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance March 31, 2020	13,500	55,589	(473)	$1	$167	(60,395)	$9,503,807	$(48,718)	$(9,331,253)	$63,609
Net loss	—	—	—	—	—	—	—	—	(222,048)	(222,048)
Contribution from stockholders	—	—	—	—	—	—	19,747		—	19,747
Reverse take-over transaction costs	—	—	—	—	—	—	(254,024)		—	(254,024)
Preferred shares issued	900,000	—	—	90	—	—	(90)		—	—
Common share issued	—	667	—	—	2	—	19,998		—	20,000
Share issuance due to reverse stock split rounding up	—	13	—	—	—	—		—	—
Balance December 31, 2020 (Unaudited)	913,500	56,268	(473)	$91	$169	(60,395)	$9,289,438	$(48,718)	$(9,553,301)	$(372,716)

Three months ended December 31, 2020

Balance September 30, 2020 (Unaudited)	13,500	55,602	(473)	$1	$167	(60,395)	$9,523,554	$(48,718)	$(9,469,510)	$(54,901)
Net loss	—	—	—	—	—	—	—	—	(83,791)	(83,791)
Reverse take-over transaction costs	—	—	—	—	—	—	(254,024)		—	(254,024)
Preferred shares issued	900,000	—	—	90	—	—	(90)		—	—
Common share issued	—	667	—	—	2	—	19,998	—	—	20,000
Balance December 31, 2020 (Unaudited)	913,500	56,268	(473)	$91	$169	(60,395)	$9,289,438	$(48,718)	$(9,553,301)	$(372,716)

Nine months ended December 31, 2021

Balance March 31, 2021	913,500	56,268	(473)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,638,955)	$(410,498)
Net loss	—	—	—	—	—	—	—	—	(271,689)	(271,689)
Loan forgiveness from shareholder	—	—	—	—	—	—	141,025	—	—	141,025
Share issuance due to reverse stock split rounding up	—	2,041	—	—	—	—	—	—	—	—
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	(94,173)
Conversion to common stock	(368,114)	134,976	—	(37)	405	—	(368)	—	—	—
Issuance of common stock	—	16,708	—	—	50	—	200,450	—	—	200,500
Balance December 31, 2021 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,584,244	$(48,718)	$(9,910,644)	$(434,835)

Three months ended December 31, 2021

Balance September 30, 2021 (Unaudited)	545,386	208,084	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,823,618)	$(488,834)
Net loss	—	—	—	—	—	—	—	—	(87,026)	(87,026)
Loan forgiveness from shareholder	—	—	—	—	—	—	141,025	—	—	141,025
Share issuance due to reverse stock split rounding up	—	1,909	—	—	—	—	—	—	—	—
Balance December 31, 2021 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,584,244	$(48,718)	$(9,910,644)	$(434,835)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(271,689)	$(222,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	251
Stock compensation	—	20,000
Net (gain)/loss from write-off of fixed assets	—	543
Changes in working capital:
Accounts receivable & other receivable	(5,674)	4,305
Prepaid expenses	6,047	(18,283)
Accounts payable & accrued liabilities	3,890	(12,729)
Due to a related party	19,728	1,468
Net cash used in operating activities	(247,689)	(226,493)

Cash flows from financing activities:
Proceeds received from related parties	362,570	498,921
Payments to related parties	(200,500)	—
Share issuance proceeds	200,500	—
Costs related to equity financing	(23,500)	(30,000)
Reverse take-over transaction costs	—	(254,024)
Contribution from stockholders	—	19,746
Net cash provided by (used) in financing activities	339,070	234,643

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—
NET INCREASE (DECREASE) IN CASH	91,372	8,150
CASH, BEGINNING OF PERIOD	$35,605	$62,780
CASH, END OF PERIOD	126,977	70,930

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS:
Loan forgiveness from a shareholder	$141,025	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
Nine Months Ended December 31, 2021 and 2020

1. Organization and principal activities

QDM International Inc. ("we," the "Company" or "QDM") was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. ("24/7 Kid"), which was incorporated in Florida in November 1998. The Company is a holding company with no material operations and conducts its insurance brokerage business through an indirect wholly owned subsidiary, YeeTah Insurance Consultant Limited ("YeeTah"), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund ("MPF") Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes ("ORSO") in Hong Kong, both of which are retirement protection schemes set up for employees.

On October 21, 2020, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with QDM Holdings Limited, a British Virgin Islands ("BVI") company ("QDM BVI"), and Huihe Zheng, the sole shareholder of QDM BVI ("Mr. Zheng"), who is also the Company’s principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng of 900,000 shares of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share, with each Series C Convertible Preferred Stock initially being convertible into 11 shares of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the "Share Exchange"). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, the Company acquired all the issued and outstanding capital stock of QDM BVI and its subsidiaries, QDM Group Limited, a Hong Kong corporation and wholly owned subsidiary of QDM BVI ("QDM HK") and YeeTah.

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

Unless the context specifically requires otherwise, the term "Company" used herein means QDM International Inc. together with its direct and indirect subsidiaries described above.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of December 31, 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from Mr. Zheng, its principal stockholder, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the consolidated balance sheet classifications used.

2. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 and was amended on October 22, 2021 and December 17, 2021, respectively.

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

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the United States Dollar ("US$" or "$"). The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2021, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three and nine months ended December 31, 2021 and 2020 and there was no provision for doubtful accounts as of December 31, 2021 and March 31, 2021.

Revenue Recognition

The Company generates revenue primarily by providing insurance brokerage services in Hong Kong. The Company sells insurance products underwritten by insurance companies operating in Hong Kong to its individual customers and is compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured.

FASB Accounting Standards Codification ("ASC") Topic 606 provides for a five-step model for recognizing revenue from contracts with customers. These five steps include:

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2021.

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

4. Equity

Common Stock

On August 10, 2021, the Company effected a reverse stock split of its common stock, without changing the par value per share, whereby each 30 issued and outstanding shares of common stock were consolidated into one share of common stock (the “Reverse Split”). The Company has retrospectively accounted for the change in the current and prior period financial statements that are presented in the condensed interim financial statements.

On April 29, 2021, the Company consummated an initial closing of a "best efforts" self-underwritten public offering of its common stock, par value $0.0001 per share (the "Offering"), in which the Company issued and sold an aggregate of 16,708 shares (501,250 shares before the Reverse Split (as defined below)) of its common stock at a price of $12 per share ($0.40 before the Reverse Split) to certain investors, generating gross proceeds to the Company of $200,500. Share offering costs of $94,173 were offset against the share capital in relation to the Offering.

On November 11, 2020, the Company’s board approved to issue an aggregate of 667 shares (20,000 shares before the Reverse Split) of common stock to its directors and officers as equity compensation for services they provided in 2020.

Preferred Stock

On May 17, 2021, upon receipt of a conversion notice from Mr. Zheng, the Company issued 134,976 shares (4,049,254 shares before the Reverse Split) of the Company’s common stock, par value $0.0001 per share, upon conversion of an aggregate of 368,114 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, at a conversion ratio of 1-for-11, pursuant to the terms of the Certification of Designation for the Series C Convertible Preferred Stock.

On October 21, 2020, as part of the Share Exchange with QDM BVI, the Company issued 900,000 Series C Preferred Shares to Huihe Zheng, the sole shareholder of QDM BVI and the Chairman and Chief Executive Officer of the Company.

On October 8, 2020, the Company filed an amendment to its Articles of Incorporation to designate 900,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The holders of Series C Preferred Shares are entitled to receive any dividends or distributions paid in respect of the Common Stock on an as-converted basis. Holders of Series C Preferred Shares are entitled to vote, together with the holders of Common Stock, on an as-converted basis on all matters submitted to a vote of the holders of Common Stock. Each Series C Preferred Share is convertible into Common Stock at an initial conversion rate of 1-for-11.

Additional Paid-in Capital

During the three months ended December 31, 2021, Mr. Zheng, the Company’s principal stockholder, Chairman and Chief Executive Officer, forgave $141,025 related party balance due from YeeTah, which is treated as a capital transaction.

During the nine months ended December 31, 2020, the Company received capital contribution of $19,747 from Mr. Zheng for working capital uses. The capital contribution was recorded in additional paid-in capital.

On October 21, 2020, as a result of the Share Exchange with QDM BVI, the Company completed a reverse acquisition with QDM BVI. The transaction costs of $254,024 in connection with the reverse acquisition was recorded into additional paid-in capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah and former director of YeeTah (resigned on December 31, 2019)
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd.	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the nine months ended December 31, 2021, YeeTah Financial Group Co., Ltd. ("YeeTah Financial") charged YeeTah US$53,862 (2020: US$97,631) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the nine months ended December 31, 2021, the Company received nil (2020: US$19,747) in capital contributions from Tim Shannon for working capital uses.

(iii)	During the nine months ended December 31, 2021, the Company received $362,570 (2020: US$258,921) in stockholder advances from Mr. Zheng for working capital uses. The Company repaid Mr. Zheng $200,500 during the nine months ended December 31, 2021.
(vi)	During the nine months ended December 31, 2020, Mr. Zheng paid US$240,000 on behalf of the Company for costs associated with the Share Exchange.
(v)	During the three months ended December 31, 2021, Mr. Zheng forgave $141,025 of related party balance due from YeeTah, which is treated as a capital transaction.

Due to Related Party Balance

The Company’s due to related party balance as of December 31 and March 31, 2021 is as follows:

	December 31, 2021	March 31, 2021
	US$	US$
Huihe Zheng	594,090	533,590
YeeTah Financial	3,180	22,907
Total	597,270	556,497

The due to related party balance is unsecured, interest-free and due on demand.

Due from a Stockholder

The due from a stockholder balances as of December 31 and March 31, 2021 are as follows:

	December 31, 2021	March 31, 2021
	US$	US$
Huihe Zheng	48,718	48,718

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

The Company did not have current income tax expenses for the three months and nine months ended December 31, 2021 and 2020 since it did not have taxable incomes in these two periods.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, and March 31, 2021 the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

The Company did not have other significant commitments, long-term obligations, or guarantees as of December 31, 2021.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of December 31, 2021, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021 has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

From 2016 to 2020, we were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. In 2020 this business was discontinued and we became a non-operating "shell" company.

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

Recent Regulatory Developments

We are a holding company incorporated in Florida with substantially all of our operation conducted by the operating entity in Hong Kong. Although we conduct limited administrative activities in our principal executive offices located in China, we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity structure with any entity in mainland China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of "one country, two systems". Accordingly, we believe the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong may face similar regulatory risks as those operated in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See "Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong." in our Annual Report on Form 10-K for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 and was amended on October 22, 2021 and December 17, 2021, respectively.

We are aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Also, on July 10, 2021, the Cyberspace Administration of China (“CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments, or the Revised Draft, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users (which to be further specified) which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and will become effective on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. The Measures for Cybersecurity Review (2021 version), further elaborates the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

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

The U.S. government, including the Securities and Exchange Commission, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The Securities and Exchange Commission has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations.

Results of Operations

Three Months Ended December 31, 2021 and 2020

The following table presents an overview of the results of operations for the three months ended December 31, 2021 and 2020:

	For The Three Months Ended	For The Three Months Ended
	December 31, 2021	December 31, 2020
Revenue	$24,601	$33,455
Cost of sales	24,601	33,133
Gross profit	—	322
Operating costs and expenses:
General and administrative expenses	87,737	87,673
Total operating costs and expenses	87,737	87,673
Loss from operations	(87,737)	(87,351)
Total other income (expenses)	(711)	(3,559)
Net loss	$(87,026)	$(83,791)

Revenue

Revenue decreased by approximately $9,000 or 26.5% for the three months ended December 31, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers from mainland China resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by Hong Kong government during three months ended December 31, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $9,000 or 25.8% for the three months ended December 31, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0% for the three months ended December 31, 2021 as compared to the 1.0% for the same period of last year. The gross margin is fairly consistent for both periods.

General and administrative expenses

General and administrative expenses ("G&A") consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g. utilities, repairs and maintenance) and professional fees. General and administrative expenses are consistent for the three months ended December 31, 2021 as compared to the same period of 2020 as G&A is largely fixed expenses

.

Net loss

As a result of the factors described above, net loss for the three months ended December 31, 2021 increased by approximately $3,000 or 3.9% as compared to the same period of 2020.

Nine Months Ended December 31, 2021 and 2020

The following table presents an overview of the results of operations for the nine months ended December 31, 2021 and 2020:

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2021	December 31, 2020
Revenue	$54,819	$100,355
Cost of sales	54,819	99,130
Gross profit	—	1,225
Operating costs and expenses:
General and administrative expenses	271,440	230,122
Total operating costs and expenses	271,440	230,122
Loss from operations	(271,440)	(228,897)
Total other income (expenses)	249	(6,849)
Net loss	$(271,689)	$(222,048)

Revenue

Revenue decreased by approximately $46,000 or 45.4% for the nine months ended December 31, 2021 as compared to the same period of 2020. The decrease was mainly due to the decrease in the number of customers resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by Hong Kong government during the nine months ended December 31, 2021.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $44,000 or 44.7% for the nine months ended December 31, 2021 as compared to the same period of 2020. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0% for the nine months ended December 31, 2021 as compared to the 1.2% for the same period of last year. The lower gross margin in 2021 compared to 2020 was because our commission costs for the nine months ended December 31, 2020 were relatively lower. During the nine months ended December 31, 2021, we slightly increased our commissions for renewals for clients referred by YeeTah Financial from the previous year.

General and administrative expenses

General and administrative expenses increased by approximately $41,000 or 18.0% for the nine months ended December 31, 2021 as compared to the same period of 2020. The increase was primarily due to additional legal fees incurred for the Reverse Split in the nine months ended December 31, 2021.

Net loss

As a result of the factors described above, net loss for the nine months ended December 31, 2021 increased by approximately $50,000 or 22.4% as compared to the same period of 2020.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate our balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2021 and 2020.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from Huihe Zheng, our principal stockholder, Chairman and Chief Executive Officer. We are a holding company and conduct substantially all of our operations through YeeTah, which is our only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or Mr Zheng. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of December 31, 2021 and March 31, 2021, we had $126,977 and 35,605, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(247,689)	$(226,493)
Net cash provided by (used in) financing activities	339,070	234,643
Net increase (decrease) in cash, cash equivalents	91,372	8,150
Cash and cash equivalents at beginning of year	35,605	62,780
Cash and cash equivalents at end of year	$126,977	$70,930

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, office administrative costs and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from Mr. Zheng, our principal stockholder, Chairman and Chief Executive Officer. In light of impact on our operations from the civilian protests in Hong Kong and the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from Mr. Zheng. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from Mr. Zheng, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $248,000 for the nine months ended December 31, 2021, compared to net cash used in operating activities of approximately $227,000 for the same period of 2020, representing an increase of approximately $21,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to an increase of net loss of $50,000 in the nine months ended December 31, 2021 as compared to the same period of 2020 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $6,000 cash outflow for the nine months ended December 31, 2021, while for the same period of 2020, change in accounts receivable resulted in a cash inflow of approximately $4,000, which led to an approximately $10,000 increase in net cash outflow from operating activities.

(2)	Change in prepaid expenses resulted in an approximately $6,000 cash inflow for the nine months ended December 31, 2021, while for the same period of 2020, change in prepaid expenses resulted in a cash outflow of approximately $18,000, which led to an approximately $24,000 increase in net cash inflow from operating activities.

(3)	Change in accounts payable and accrued liabilities resulted in an approximately $4,000 cash inflow for the nine months ended December 31, 2021, while for the same period of 2020, change in accounts payable and accrued liabilities generated a cash outflow of approximately $12,000, which led to an approximately $16,000 increase in net cash inflow from operating activities.

(4)	Change in due to related parties resulted in an approximately $19,000 cash inflow for the nine months ended December 31, 2021, while for the same period of 2020, change in due to related parties generated a cash inflow of approximately $1,000, which led to an approximately $18,000 increase in net cash inflow from operating activities.
(5)	Change in non-cash stock compensation resulted in a decreased in cash inflow of $20,000 in nine-month period of 2021 compared to 2020.

Investing Activities:

There were no investing activities for the nine months ended December 31, 2021 and December 31, 2020.

Financing Activities:

Net cash generated from financing activities was approximately $339,000 for the nine months ended December 31, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $363,000; (ii) share issuance proceeds of $200,500; (iii) repayment of related party of $200,500 and payment of $24,000 issuance costs for share issued in the period.

Net cash generated from financing activities was approximately $235,000 for the nine months ended December 31, 2020, which was attributable to the net results of: (i) stockholder advances of approximately $499,000; (ii) costs incurred on reverse take-over of $254,000; (iii) payment of $30,000 issuance costs for deferred equity transactions; and (vi) capital contribution of $20,000 from a stockholder.

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

Off-balance Sheet Commitments and Arrangements

As of December 31, 2021, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Dated: February 2, 2022	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: February 2, 2022	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)