Form 10-K/A
period 2021-03-31
QDM International Inc.
filed 2022-02-25
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of QDM International Inc. (the “Company,” “we,” and “our”) for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 (the “Original Filing”), and was amended by Amendment No. 1 to the Original Filing on October 22, 2021 (the “Amendment No. 1”) and further by Amendment No. 2 to the Original Filing on December 17, 2021 (the “Amendment No. 2”).

The Company is filing this Amendment solely for the purpose of updating disclosure concerning the determinations announced by the Public Company Accounting Oversight Board (the “PCAOB”) on December 16, 2021, the Holding Foreign Companies Accountable Act and related regulations and potential impact on the Company. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing, the Amendment No. 1 and the Amendment No. 2. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, the Amendment No. 1 or the Amendment No. 2, as applicable, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Implication of the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the over-the-counter (the “OTC”) markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the Holding Foreign Companies Accountable Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

Recent PCAOB Developments

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC or Hong Kong without the approval of the relevant government authorities. The auditor and its audit work in the PRC or Hong Kong may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China or Hong Kong prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, investor may be deprived of the benefits of such inspection.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCA Act mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, ZH CPA, LLC, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

As a firm registered with the PCAOB, ZH CPA, LLC is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors' audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

See also “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the Holding Foreign Companies Accountable Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

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

●

Under the Holding Foreign Companies Accountable Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

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

Under the Holding Foreign Companies Accountable Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the Holding Foreign Companies Accountable Act, or the HFCA Act. The HFCA Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCA Act. In essence, the HFCA Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges or trading through any other trading method within the SEC’s regulatory jurisdiction, including trading on the OTC markets, if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCA Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected, and our securities could be prohibited from being traded on any U.S. national securities exchange, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

The audit report included in this Report was issued by ZH CPA, LLC, a U.S. based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China or Hong Kong without the approval of relevant government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors' audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

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

QDM International Inc.

Date: February 25, 2022	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	February 25, 2022
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	February 25, 2022
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	February 25, 2022
Timothy Miles

/s/ Huili Shen	Secretary and Director	February 25, 2022
Huili Shen

