Form 10-K/A
period 2021-03-31
QDM International Inc.
filed 2022-05-23
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 4

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

EXPLANATORY NOTE

This Amendment No. 4 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of QDM International Inc. (the “Company,” “we,” and “our”) for the year ended March 31, 2021, which was originally filed with the Securities and Exchange Commission on July 12, 2021 (the “Original Filing”), and was amended by Amendment No. 1 to the Original Filing on October 22, 2021 (the “Amendment No. 1”) and further by Amendment No. 2 to the Original Filing on December 17, 2021 (the “Amendment No. 2”) and Amendment No. 3 to the Original Filing on February 25, 2022 (the “Amendment No. 3”).

The Company is filing this Amendment solely for the purpose of disclosing certain legal and operational risks and potential impact on the Company associated with having substantially all of our operation conducted by the operating entity in Hong Kong, and additional legal, regulatory and enforcement risks that may apply to investments in the Company. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is filing the certifications required under the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing, the Amendment No. 1, the Amendment No. 2 and the Amendment No. 3. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, the Amendment No. 1, the Amendment No. 2 or the Amendment No. 3, as applicable, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Overview

QDM is a holding company incorporated in Florida with no material operations, and we conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, primarily in Hong Kong.

YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also provides its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are mandatory retirement protection schemes set up for employees who are Hong Kong residents.

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

Holding Company Structure

QDM is not a Hong Kong operating company but a Florida holding company with operations primarily conducted through its indirectly wholly-owned subsidiary based in Hong Kong. Our investors hold shares of common stock in QDM, the Florida holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China. Our corporate organizational structure is as follows as of the date of this Report:

Our investors hold shares of common stock in QDM, the Florida holding company. QDM is not a Hong Kong operating company but a Florida holding company with operations primarily conducted through its indirectly wholly-owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

Currently, PRC laws and regulations do not prohibit direct foreign investment in our Hong Kong operating subsidiary. Nonetheless, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which would likely cause the value of our securities to significantly decline or become worthless.

The Holding Foreign Companies Accountable Act (the “HFCA Act”)

As more stringent criteria applying to emerging market companies upon assessing the qualification of their auditors have been imposed by the United States Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”) recently, and under the HFCA Act, our securities may be prohibited from being traded on the over-the-counter (the “OTC”) markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited.

The HFCA Act was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three thus reducing the time before our securities may be prohibited from trading or being delisted.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, ZH CPA, LLC, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.” on page 27.

Transfers of Cash to and from Our Subsidiaries

QDM is a holding company incorporated in Florida with no material operations of its own, and we conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, primarily in Hong Kong. We may rely on dividends and other distributions on equity to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from us to YeeTah or from YeeTah to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitation on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend or other distribution without restrictions on the amount of the funds. As of the date of the Original Filing, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

YeeTah currently intends to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future. There are no significant restrictions and limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the parent company and U.S. investors or our ability to settle amounts owed. There are no significant restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. However, the PRC government has significant authority to intervene in or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of PRC, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.” on page 30.

Nonetheless, there is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or the PRC government could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders. If YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Regulatory Permissions and Developments

Our counsel as to PRC law has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is significant change to current political arrangements between mainland China and Hong Kong, companies operated in Hong Kong such as us may face similar regulatory risks as those operated in PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

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

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong and, as such, we are advised by our counsel as to PRC law that that CAC and CSRC do not currently have jurisdiction over companies operating in Hong Kong.

Our counsel as to PRC law has advised us that that we are not currently required to obtain any permission or approval from the CSRC, CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTC Markets and the issuance of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such PRC laws in the future, we believe we are not required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

The U.S. government, including the SEC, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the risks associated with having our operations in Hong Kong, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

Our counsel as to PRC law has advised us that the Company and its Hong Kong subsidiaries, QDM HK and YeeTah, are currently not required to obtain permission from the Chinese authorities including the CSRC, or the CAC, to operate or to issue securities to foreign investors. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. In addition, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our securities to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors.

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

See also “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

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

On March 3, 2020, a stock purchase agreement (the “Purchase Agreement”) was entered into by and between Huihe Zheng, our Chief Executive Officer and Chairman and Tim Shannon, our then controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Purchase Agreement, Mr. Shannon sold to Mr. Zheng (i) 710,000 shares of common stock of 24/7 Kid, representing 42.6% of the total issued and outstanding shares of common stock of 24/7 Kid as of March 9, 2020 and (ii) 13,500 shares of Series B Preferred Stock, each entitling the holder to 100 votes on all corporate matters submitted for stockholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds. The shares of common stock and Series B Preferred Stock acquired by Mr. Zheng, in the aggregate, represented 68.3% of the outstanding voting securities of 24/7 Kid as of March 9, 2020, and the acquisition of such shares resulted in a change in control of 24/7 Kid.

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

QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

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

Self-underwritten Public Offering

On April 29, 2021, we consummated an initial closing of a “best efforts” self-underwritten public offering of our common stock, par value $0.0001 per share (the “Offering”), in which we issued and sold an aggregate of 501,250 shares (the “Shares”) of our common stock at a price of $0.40 per share to certain investors, generating gross proceeds of $200,500. The material terms of the Offering are described in the prospectus, dated April 13, 2021, filed by the Company with the SEC on April 14, 2021, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252967), originally filed with the SEC on February 10, 2021 (as amended, the “Registration Statement”), which was declared effective by the SEC on April 13, 2021. In connection with the sale of the Shares, on April 15, 2021, we entered into securities purchase agreements with the investors in substantially the form filed as Exhibit 10.4 to the Registration Statement. Additional closings of the Offering may be held from time to time until July 13, 2021.

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

The Hong Kong Insurance Market

Hong Kong has one of the most developed insurance markets in Asia, with the per capita insurance premium standing at high levels and has attracted many of the world’s top insurance companies. According to the Statistical Highlights issued by Research Office of the Legislative Council Secretariat on May 10, 2019, the Hong Kong insurance industry has shown a considerable growth in recent years. In 2018, the total gross premiums of the industry were about HK$531.7 billion (approximately $68.17 billion), representing an increase of 78% over 2013, primarily as a result of an increase of 86% in long term business (e.g., life and annuity), which we believe might be indicative of the increasing demand for long term insurance products due to aging population.

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

Life and Medical Insurance Products

Our life and medical insurance products collectively accounted for approximately 96.3% and 95.0% of our net revenues for the fiscal years ended March 31, 2021 and 2020, respectively. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.72% to 168% of the first year premiums and in the range of 0% to 49.5% of renewal premiums.

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

Customers

From March 2017 to March 31, 2021, the total number of our individual customers grew from 329 to 613. By providing premium customer services to our customers, we also strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, i.e., a customer who purchases more than one product from us. During the fiscal year ended March 31, 2021, we had 13 customers from Hong Kong. During the fiscal year ended March 31, 2020, we had 26 customers from Hong Kong and one customer from mainland China.

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

Collaboration with Business Partners

On February 5, 2021, we entered into a cooperation agreement (the “Agreement”) with Beijing HeWuHuiYing Equity Investment Co., Ltd., a limited liability company in China (“HeWuHuiYing”). Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote our brand, products and services in mainland China, including business development, market research, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, we agreed to issue to HeWuHuiYing an aggregate of 1,500,000 Compensation Shares (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if we achieve a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if we achieve a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on our audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of product offerings, customer services and reputation. Our principal competitors include:

●	Professional insurance intermediaries. As of March 31, 2021, there were a total of 2,356 and 828 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance intermediaries are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies as well as better insurance premium.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products and professional services.

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

PRC Regulations

Enforceability of Civil Liabilities

Half of our officers and directors are residents of China and a substantial portion of their assets are located outside the United States. As a result, it may be difficult or impossible for a stockholder to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a stockholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our executive officers and directors.

Our counsel as to PRC law has advised us that there is uncertainty as to whether PRC courts would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (ii) entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Our counsel as to PRC law has further advised us that the PRC Civil Procedures Law governs the recognition and enforcement of foreign judgments. PRC courts may recognize and enforce foreign judgments in accordance with the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions.

The PRC does not have any treaties or other agreements with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they determine that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign stockholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

Item 1A.	Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors”. If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	We incurred net losses in the past and there can be no assurance that we will be able to become profitable in the future.

●	Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in China and Hong Kong.

●	Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly and annual variations are not within our control.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

Risks Related to Doing Business in Hong Kong

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business” on page 34, and “- Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 34;

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we inadvertently conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in the Hong Kong and the profitability of such business,” on page 34, “- Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 34, and “- The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors.” on page 34;

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors” on page 34;

●	The recent joint statement by the SEC and PCAOB, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCA Act. Pursuant to the HFCA Act, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Hong Kong authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three” on page 34;

●	QDM is a holding company with operations conducted through its wholly-owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 34, and “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.” on page 34;

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” on page 34;

●	QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders” on page 34;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.” on page 34;

●	The market price for our securities could be adversely affected by increased tensions between the United States and China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The market price for our securities could be adversely affected by increased tensions between the United States and China.” on page 34;

●	Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.” on page 34; and

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.” on page 34.

Risks Related to Our Securities

●	The Series B and Series Convertible Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

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

QDM is a holding company incorporated in Florida, and it relies on dividends and other distributions on equity paid by its subsidiaries for its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its stockholders and service any debt it may incur. If any of QDM’s subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to QDM.

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

Risks Related to Doing Business in Hong Kong

Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

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

In addition, economic, political and legal developments and social conditions in the PRC may significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC and Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our business operations and prospects, financial condition, and results of operations may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;
●	confiscatory taxation;
●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
●	expropriation or nationalization of private enterprises; and
●	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

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

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

QDM is a holding company incorporated in Florida with its operating subsidiary located in Hong Kong. Accordingly, most of our cash is maintained in Hong Kong Dollars. We conduct no other business and, as a result, we depend entirely upon our Hong Kong operating subsidiary’s earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. There are currently no restrictions of transferring funds between our Florida holding company and our operating subsidiary in Hong Kong or limitations on the ability of our Hong Kong subsidiary to issue dividends or other distributions to its overseas shareholders. However, we cannot assure you that the oversight of the PRC government will not be extended to companies operating in Hong Kong like our Hong Kong operating subsidiaries. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders and could result in a material adverse change to our business operations, our prospects, financial condition, and results of operations, and could cause our common stock to significantly decline in value or become worthless.

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

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Our counsel as to PRC law has advised us that we are not subject to cybersecurity review with the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, our counsel as to PRC law has advised us that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the HFCA Act. The HFCA Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCA Act. In essence, the HFCA Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges or trading through any other trading method within the SEC’s regulatory jurisdiction, including trading on the OTC markets, if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCA Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected, and our securities could be prohibited from being traded on any U.S. national securities exchange, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless. In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

Because a majority of our operations are based in Hong Kong, we are subject to the regulations and rules of the Hong Kong government as well as the influence of the Chinese government. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time with little to no advanced notice, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government for our current quotation on the OTCQB or any future application to have our securities list on a U.S. stock exchange, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any PRC regulatory authorities and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, half of our current directors and officers are Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

In addition, the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, any on-site inspection by any of these regulators may be limited or prohibited.

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

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 89.0% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other stockholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority stockholders.

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

Nonetheless, there is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or the PRC government could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our stockholders. If YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Current PRC regulations permit PRC companies to pay dividends to its overseas shareholders only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of such companies in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the company, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of the Original Filing, we do not have any PRC subsidiaries.

There are no other significant restrictions and limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the parent company and U.S. investors or our ability to settle amounts owed. There are no significant restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. The PRC government has significant authority to intervene in or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of PRC, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

If needed, cash can be transferred between our holding company and subsidiaries through intercompany fund advances, and there are currently no restrictions of transferring funds between our Florida holding company and its subsidiaries. No transfer of cash or other types of assets has been made between our Florida holding company and its subsidiaries as of the date of the Original Filing.

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

On February 5, 2021, we entered into the Agreement with HeWuHuiYing. Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote our brand, products and services in mainland China, including business development, market research, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, we agreed to issue to HeWuHuiYing an aggregate of 1,500,000 Compensation Shares (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if we achieve a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if we achieve a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on our audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

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

General and administrative expenses

General and administrative expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees. General and administrative expenses decreased by approximately $278,000 or 46.9% for the year ended March 31, 2021 as compared to the same period of 2020. The decrease was primarily due to a decrease of approximately $269,000 in stock-based compensation to officers and directors due to less stock-based compensation was awarded in 2021. The remaining decrease is related to other general and administrative expenses due to less operating activities in the year ended March 31, 2021.

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

Liquidity and Capital Resources

The Company

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or our principal stockholder. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of March 31, 2021 and 2020, we had $35,605 and $62,780, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

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

Financing Activities:

Net cash generated from financing activities was approximately $324,000 for the year ended March 31, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $626,000; (ii) cash used in reverse acquisition of approximately $251,000; (iii) cash of approximately $71,000 incurred for future equity issuance; and (iv) shareholder capital contributions of approximately $20,000.

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

QDM International Inc.

Notes to Consolidated Financial Statements
March 31, 2021 and 2020

1. Organization and principal activities

QDM International Inc. (“we,” the “Company” or “QDM”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Class B Preferred Stock Owned	Percentage of Shares of Class B Preferred Stock Owned	Number of Shares of Class C Preferred Stock Owned	Percentage of Shares of Class C Preferred Stock Owned	Percentage of Aggregate Voting Power
Huihe Zheng	4,764,254	76.4%	13,500	100%	531,886	100%	89.0	%(1)(2)
Directors and Officers
Huihe Zheng	4,764,254	76.4%	13,500	100%	531,886	100%	89.0	%(1)(2)
Tim Shannon(3)	5,834	*	—	—	—	—	*
Huili Shen	5,000	*	—	—	—	—	*
Timothy Miles(4)	5,000	*	—	—	—	—	*
All officers and directors as a group (four persons)	4,780,088	76.6%	13,500	100%	531,886	100%	89.1%

* Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for stockholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to 11 votes initially on all corporate matters submitted for stockholder approval.

(3)	The address for this stockholder is PO Box 372568, Satellite Beach, FL 32937.

(4)	The address for this stockholder is PO Box 30, Dundee, MI 48131.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, LLC, during the fiscal years ended March 31, 2021 and 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

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

QDM International Inc.

Date: May 23, 2022	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	May 23, 2022
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	May 23, 2022
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	May 23, 2022
Timothy Miles

/s/ Huili Shen	Secretary and Director	May 23, 2022
Huili Shen