Form 10-K
period 2022-03-31
QDM International Inc.
filed 2022-06-29
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Marketplace operated by the OTC Markets as of September 30, 2021 ($9.88) was approximately $500,452.

As of June 27, 2022, 209,993 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

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

Unless otherwise indicated or the context otherwise requires, references in this Report to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company;

●	“BVI” are to the British Virgin Islands;

●	“common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“EUR,” “€” and “Euro” are to the legal currency of those member states of the European Union that have adopted the single currency;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of the QDM BVI;

●	“QDM,” and the “Company” refer to QDM International Inc. a Florida corporation; and

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, each convertible into eleven shares of common stock initially;

●	the “Group” are to QDM BVI, QDM HK and YeeTah, collectively;

●	“technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	“we,” “us,” and “our” refer to QDM International Inc. and/or its consolidated subsidiaries, unless the context suggests otherwise; and

●	“YeeTah” are to YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

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

Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at a pegged rate of HK$7.80 = US$1.00. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

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

As of the date of this Report, YeeTah was a party to agreements with 19 insurance companies in Hong Kong, and offers approximately 431 insurance products to our customers. For the fiscal year ended March 31, 2022, an aggregate of 81.45% of YeeTah’s total commissions was attributable to its top two insurance companies, each accounted for more than 10% of its total commissions. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of YeeTah’s total commissions was attributable to its top two insurance companies, each accounted for more than 10% of our total commissions.

As of March 31, 2022, YeeTah had serviced an aggregate of 619 customers in connection with the purchase of an aggregate of 683 insurance products as well as a total of 40 customers for MPF related services.

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

Holding Company Structure

QDM is not an operating company but a Florida holding company with operations primarily conducted through its indirectly wholly-owned subsidiary based in Hong Kong. Our investors hold shares of common stock in QDM, the Florida holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China. Our corporate organizational structure is as follows as of the date of this Report:

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

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

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, ZH CPA, LLC, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.” on page 38.

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

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend or other distribution without restrictions on the amount of the funds. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among our holding company and its subsidiaries.

YeeTah currently intends to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future. There are no significant restrictions and limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the parent company and U.S. investors or our ability to settle amounts owed. There are no restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.” on page 34.

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

We are aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Also, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments, or the Revised Draft, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users (which to be further specified) which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III and do not apply directly to Hong Kong and, as such, we are advised by our counsel as to PRC law that that the CAC and CSRC do not currently have jurisdiction over companies operating in Hong Kong.

Our counsel as to PRC law has advised us that that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

In addition, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Furthermore, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange.

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

As a firm registered with the PCAOB, ZH CPA, LLC is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

Corporate History

QDM was incorporated in Florida in March 2020 as the successor to 24/7 Kid, which was incorporated in Florida in November 1998. 24/7 Kid was a telemedicine company that provided Connect-a-Doc telemedicine kits to schools and its services aimed at providing an alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

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

On October 21, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations (the transaction, the “Share Exchange”). The Share Exchange closed on October 21, 2020. As a result of the consummation of the Share Exchange, we acquired QDM BVI, QDM HK and YeeTah, which is an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Since the consummation of the Share Exchange, we have assumed the business operations of the Group as our own.

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

As a result of the acquisition of all the issued and outstanding capital stock of QDM BVI, we assumed the business operations of the Group as our own.

On November 3, 2021, we acquired 100% of the issued and outstanding shares of QDMI Software Group Limited (“QDMS”), a company incorporated on February 6, 2020 in Cyprus. We acquired QDMS through an intermediary holding company, Lutter Global Limited (“LGL”), which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to us for a consideration of US$1.00. As a result, we acquired a 100% ownership of LGL, which, in turn, owns 100% of QDMS.

Our current principal offices are located at Room 715, 7F, The Place Tower C, No. 150 Zunyi Road, Changning District, Shanghai, China 200051. Our phone number is +86 (21) 22183083.

QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the BVI. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2022, YeeTah had distributed an aggregate of 672 life and medical insurance policies from 19 insurance companies in Hong Kong. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners, and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, including but not limited to, Prudential and AIA International Limited which have very stringent requirements on selection of brokers. YeeTah has been working with them for a few years and is able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s administrative manager has more than 20 years of experience in the insurance industry and ten years of management experience.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that YeeTah’s strong in-house training program, which covers both product knowledge and sales skills, gives it a competitive edge over the other professional insurance intermediaries and helps YeeTah retain its sales force and improve our sales. The training also emphasizes inculcating in YeeTah’s technical representatives our corporate culture of customer service and commitment to high ethical standards.

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

The extent to which the COVID-19 epidemic affects our business will depend on future developments in Hong Kong and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. The duration of such business disruption and the resulting operational and financial impact on us have negatively affected our financial results for the fiscal year ended March 31, 2022 and may continue to adversely affect our business operations for the year ended March 31, 2023. The global spread of COVID-19 pandemic in a significant number of countries around the world has resulted in, and may intensify, global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry— Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 epidemic in China and Hong Kong.

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

Self-underwritten Public Offering

On April 29, 2021, the Company consummated an initial closing of a “best efforts” self-underwritten public offering of the Company’s common stock (the “Offering”), in which the Company issued and sold an aggregate of 16,708 shares (501,250 shares before the Reverse Stock Split (as defined below)) (the “Shares”) of the Company’s common stock at a price of $12 per share ($0.40 per share before the Reverse Stock Split) to certain investors, generating gross proceeds of $200,500. The material terms of the Offering are described in the prospectus, dated April 13, 2021, filed by the Company with the SEC on April 14, 2021, pursuant to Rule 424(b) under the Securities Act. The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252967), originally filed with the SEC on February 10, 2021 (as amended, the “Registration Statement”), which was declared effective by the SEC on April 13, 2021. In connection with the sale of the Shares, on April 15, 2021, the Company entered into securities purchase agreements with the investors in substantially the form filed as Exhibit 10.4 to the Registration Statement.

Conversion of Series C Preferred Stock

Pursuant to the Share Exchange Agreement entered into on October 21, 2020 by and among the Company, QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI who is also the Company’s principal stockholder and Chairman, Chief Executive Officer and President, the Company acquired all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Huihe Zheng 900,000 shares of a newly designated Series C Preferred Stock of the Company.

The Certificate of Designation of Series C Preferred Stock provides that each share of Series C Preferred Stock is convertible, at any time and from time to time from and after October 21, 2020, at the option of the holder and without the payment of additional consideration by the holder, into shares of the Company’s common stock at an initial conversion rate of 30-for-11 (1-for-11 before the Reverse Stock Split). On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, the Company issued 134,976 shares (4,049,254 shares before the Reverse Stock Split) (the “Conversion Shares”) of the Company’s common stock, upon conversion of an aggregate of 368,114 shares of Series C Preferred Stock at a conversion ratio of 30-for-11 (1-for-11 before the Reverse Stock Split), pursuant to the terms of the Certification of Designation. Following the issuance of the Conversion Shares, the Company had an aggregate of 209,993 shares (6,238,553 shares before the Reverse Stock Split) of common stock issued and outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock was deemed to be exempt from registration under the Securities Act, in reliance on Section 3(a)(9) of the Securities Act. The recipient of the shares represented its intention to acquire such shares for investment only and not with a view to, or for sale in connection with, any distribution thereof.

Reverse Stock Split

On July 2, 2021, the Board of Directors (the “Board”) and Huihe Zheng, the Chairman, President and Chief Executive Officer of the Company and the Company’s majority stockholder holding approximately 97.1% of its outstanding voting power as of July 2, 2021, approved an amendment (the “Articles of Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of between one-for-twenty (1:20) and one-for-thirty five (1:35) (the “Reverse Stock Split”), with such ratio and the implementation and timing of such Reverse Stock Split to be determined by the Board in its sole discretion. On August 9, 2021, the Board set the final ratio and approved a one-for-thirty (1:30) Reverse Stock Split of the Company’s issued and outstanding shares of common stock.

On August 10, 2021, the Company filed the Articles of Amendment with the Secretary of State of Florida, to effect the one-for-thirty (1:30) Reverse Stock Split. The Reverse Stock Split became effective on August 10, 2021 (the “Effective Time”). At the Effective Time, every thirty (30) shares of the Company’s issued and outstanding shares of common stock (and such shares held in treasury) were automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The Reverse Stock Split reduced the number of the Company’s issued and outstanding shares of common stock from approximately 6.24 million shares to approximately 0.2 million shares. The number of authorized shares of common stock was not affected by the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the Financial Industry Regulatory Authority approved the Reverse Stock Split on August 31, 2021.

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

Source: Hong Kong Insurance Authority

Market Potential and Recent Trends

Hong Kong’s insurance industry slowed down in 2020 as a result of the COVID-19 epidemic in China and Hong Kong and social unrest in the city. GlobalData, a leading data and analytics company, previously forecasted that the industry would grow by 1.46% in 2020, from HKD 552 billion (approximately $70.8 billion) to HKD 560 billion (approximately $71.8 billion), representing one fourth of the sector’s rate of expansion comparing to last year. The slowing pace hit all insurance segments but in particular life insurance, which represents more than 90% of the Hong Kong insurance market. Non-life insurance sectors were expected to grow by 1% in 2020, in contract with pre-COVID-19 expectation of a growth of 4.4%. However, the firm forecasted a stronger future for the Hong Kong insurance industry beyond 2020, predicting 5.6%, 6.5% and 7.1% annual growth rates in 2021, 2022 and 2023, respectively.

Source: https://www.globaldata.com/

Hong Kong’ containment measures to control the spread of the COVID-19 has affected and will continue to affect its economy and insurance industry, which was already impacted by the recent civil unrest and US-China trade conflict.

Another issue faced by Hong Kong life insurers is related to their business from China. Customers from Chinese mainland constitute an important segment for Hong Kong life insurers. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the recent riots in Hong Kong and now COVID-19 epidemic in China, interest from Chinese mainland customers has dropped sharply. As a result, sales to Chinese customers have fallen to negligible levels.

Products and Services

We market and sell two broad categories of insurance products: (1) life and medical insurance products, and (2) general insurance products. As of the date of this Report, insurance products we sell are underwritten by 19 insurance companies in Hong Kong. In addition, as an MPF Intermediary, we also assist our customers with their investment through the MPF and the ORSO schemes in Hong Kong. Such services primarily include collection and provision of information on investment products and exclude investment advisory services.

Life and Medical Insurance Products

Our life and medical insurance products collectively accounted for approximately 92.7% and 96.3% of our net revenues for the fiscal years ended March 31, 2022 and 2021, respectively. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.72% to 168% of the first year premiums and in the range of 0% to 49.5% of renewal premiums.

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

General Insurance Products

Our general insurance products, also known as property and casualty insurance products, accounted for approximately 7.3% and 3.7% of our net revenues for the fiscal years ended March 31, 2022 and 2021, respectively. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 5.0% - 55.0% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

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

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retire plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPF as trustees to administer the MPF and ORSO schemes. As of March 31, 2022, there were a total 12 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% - 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. We assisted an aggregate of 40 customers with account opening and transfer of funds through the MPF scheme since inception.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2022, we had six technical representatives in Hong Kong. YeeTah was a party to an agreement with YeeTah Financial Group Co., Ltd. (“YeeTah Financial”), a company controlled by its former officer and director, which referred customers, most of whom were mainland visitors, to YeeTah for the purchase of insurance products in Hong Kong in exchange for certain fees paid by YeeTah out of its commissions earned through the insurance policies purchased by the referred customers. Such agreement with YeeTah Financial was terminated in December 2019 and we are in the process of identifying new cross-industry marketing partners in various lines of businesses to expand our business.

Customers

From March 2017 to March 31, 2022, the total number of our individual customers grew from 329 to 619. By providing premium customer services to our customers, we also strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, i.e., a customer who purchases more than one product from us. During each of the fiscal years ended March 31, 2022 and 2021, we had 13 customers from Hong Kong and no customers from other regions.

Collaboration with Insurance Companies

As of March 31, 2022, YeeTah had entered into long-term agreements with 19 insurance companies in Hong Kong, pursuant to which we are authorized to market and distribute certain insurance products of those companies to our customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

For the fiscal years ended March 31, 2022 and 2021, our top three insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2022		Fiscal Year Ended March 31, 2021
Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
Company A	23,311	33.7%	48,102	39.0%
Company B	32,975	47.7%	61,575	49.8%
Company C	5,419	7.8%	6,666	5.4%

Collaboration with Business Partners

On February 5, 2021, the Company entered into a cooperation agreement (the “Agreement”) with Beijing HeWuHuiYing Equity Investment Co., Ltd., a limited liability company in China (“HeWuHuiYing”). Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote the Company’s brand, products and services in mainland China, including business development, market research, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, the Company agreed to issue to HeWuHuiYing an aggregate of 50,000 shares (1,500,000 shares before the Reverse Stock Split) of its common stock (the “Compensation Shares”) (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if the Company achieves a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if the Company achieves a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on the Company’s audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of product offerings, customer services and reputation. Our principal competitors include:

●	Professional insurance intermediaries. As of March 31, 2022, there were a total of 2,356 and 828insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance intermediaries are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies as well as better insurance premium.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products and professional services.

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

Intellectual Property

As of March 31, 2022, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

YeeTah had two full-time employees and we had two executive officers as of both March 31, 2022 and 2021. YeeTah also had six and ten licensed technical representatives as of March 31, 2022 and 2021, respectively. Technical representatives are licensed individuals who provide regulated advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives are not our employees and are only compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of basic commission rate provided by each insurance company.

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

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors”. If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	We incurred net losses in the past and there can be no assurance that we will be able to become profitable in the future.

●	Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in China and Hong Kong.

●	Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly and annual variations are not within our control.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

Risks Related to Doing Business in Hong Kong

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.” on page 34, and “- Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 35;

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we inadvertently conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.” on page 34, “- Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 35, and “- The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors.” on page 37;

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors” on page 37;

●	The recent joint statement by the SEC and PCAOB, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCA Act. Pursuant to the HFCA Act, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Hong Kong authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Under the HFCA Act, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three” on page 38;

●	QDM is a holding company with operations conducted through its wholly-owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 36, and “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.” on page 34;

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” on page 36;

●	QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders” on page 40;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.” on page 40;

●	The market price for our securities could be adversely affected by increased tensions between the United States and China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The market price for our securities could be adversely affected by increased tensions between the United States and China.” on page 36;

●	Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.” on page 36; and

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.” on page 36.

Risks Related to Our Securities

●	The Series B and Series C Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2022, an aggregate of 81.45% of our total commissions were attributed to our top two insurance companies, each accounted for more than 10% of our total revenue. For the fiscal year ended March 31, 2021, an aggregate of 88.85% of our total commissions were attributable to our top two insurance company partners, each accounted for more than 10% of our total revenue.

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

We had a net loss of $378,165 and $326,199 in the fiscal years ended March 31, 2022 and 2021, respectively. There can be no assurance that we will be able to become profitable in the future. We anticipate that our operating costs and expenses will increase in the foreseeable future as we continue to grow our business, acquire new clients and further develop our service offering and increase brand recognition. These efforts may prove more costly than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There are other factors that could negatively affect our financial condition. For example, if we fail to compete successfully with our existing or potential competitors, or if the insurance products we sell are not accepted by the market as we expect, we will receive lower-than-expected insurance brokerage income, and our financial results will be adversely affected. If regulatory authorities promulgate new laws, regulations and regulatory requirements that limit our business operations, especially with regard to our fee or cost model, our results of operations will suffer. As a result of the foregoing and other factors, our net profit margins may decline or we may continue to incur net losses in the future and may not be able to achieve profitability on a quarterly or annual basis.

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

The duration of such business disruption and the resulting operational and financial impact on us have negatively affected our financial results for the fiscal year ended March 31, 2022 and may continue to adversely affect our business operations for the year ending March 31, 2023. The global spread of COVID-19 pandemic in a significant number of countries around the world has resulted in, and may intensify, global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. If the COVID-19 pandemic and the resulting disruption to our business were to extend over a prolonged period, it could materially and adversely affect our business, financial condition, and results of operations.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

For the fiscal year ended March 31, 2022, our independent auditor included an explanatory paragraph in their audit report emphasizing to the readers of the audit report that there is a substantial doubt about our ability to continue as a going concern based upon our net losses and negative cash flows from operations for the fiscal year ended March 31, 2022 and its levels of working capital as of March 31, 2022. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our consolidated financial statements as of and for the years ended March 31, 2022 and 2021 have also been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit as of March 31, 2022. Management is planning to raise any necessary additional funds to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate.

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

As of March 31, 2022, we had six technical representatives. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

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

Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. During any given year, our commission revenue derived from distribution of life and medical insurance products is highest during the fourth quarter and is lowest during the first quarter. This general seasonality trend was further affected by the ongoing COVID-19 pandemic, which reduced our first year life insurance commission revenue during 2021 and 2022. The factors that cause the quarterly and annual variations are not within our control. Specifically, regulatory changes to product design may result in cessation of products from time to time and cause quarterly fluctuation in the results of our operations. In addition, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations. As a result, quarterly or annual comparisons of our operating results may not be used as an indication of our future performance.

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

We currently have only immaterial, non-substantive operations in mainland China. YeeTah does not sell any insurance products in mainland China or solicit customers or collect, store or process any personal data of any customer in China, and is not regulated by any insurance regulator in mainland China. As a result, the laws and regulations of the PRC do not currently have any material impact on YeeTah’s business, financial condition and results of operations. However, as we operate in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of the PRC become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and do not apply directly to Hong Kong.

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

The audit report included in this Report was issued by ZH CPA, LLC, a U.S. based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China or Hong Kong without the approval of relevant government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 97.1% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other stockholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority stockholders.

The Series B and Series C Preferred Stock, which are controlled by our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock.

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

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2022 and 2021, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2022, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

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

Prior to the closing of the Share Exchange, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC; (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; or (iii) until the effectiveness of a registration statement under the Securities Act relating to our common stock. Therefore, unless we register such shares of common stock for sale under the Securities Act, most of our stockholders will be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares, and even after that period, sales may not be made under Rule 144 unless we and the selling stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

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

(b) Stockholders of Record

Based upon information furnished by our transfer agent, as of June 27, 2022, we had approximately 253 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c) Dividends

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including subsidiaries, to the U.S. investors. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend distribution without restrictions on the amount of the funds. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among our holding company and its subsidiaries.

YeeTah currently intends to retain all available funds and future earnings, if any, for the operation and expansion of its business and does not anticipate declaring or paying any dividends in the foreseeable future. There are no significant restrictions and limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the parent company and U.S. investors or our ability to settle amounts owed. There are no restrictions on foreign exchange or our ability to transfer cash between entities within our group, across borders, or to U.S. investors. However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of the board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong subsidiary YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.”

Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Current PRC regulations permit PRC companies to pay dividends to its overseas shareholders only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of such companies in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the company, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this Report, we do not have any PRC subsidiaries.

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

If needed, cash can be transferred between our holding company and subsidiaries through intercompany fund advances, and there are currently no restrictions of transferring funds between our Florida holding company and its subsidiaries. No transfer of cash or other types of assets has been made between our Florida holding company and its subsidiaries as of the date of this Report.

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

On February 5, 2021, we entered into the Agreement with HeWuHuiYing. Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote our brand, products and services in mainland China, including business development, market research, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, we agreed to issue to HeWuHuiYing an aggregate of 50,000 Compensation Shares (1,500,000 Compensation Shares before the Reverse Stock Split) (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if we achieve a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if we achieve a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on our audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

The issuance of the Compensation Shares will be in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, we issued 134,976 Conversion Shares (4,049,254 Conversion Shares before the Reverse Stock Split) upon conversion of an aggregate of 368,114 Series C Preferred Stocks at a conversion ratio of 30-for-11 (1-for-11 before the Reverse Stock Split), pursuant to the terms of the Certification of Designation of Series C Preferred Stocks. The issuance of Conversion Shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 3(a)(9) of the Securities Act.

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

Results of Operations

Years Ended March 31, 2022 and 2021

The following table presents an overview of our results of operations for the years ended March 31, 2022 and 2021:

	For The Year Ended	For The Year Ended
	March 31, 2022	March 31, 2021
Revenue	$68,969	$123,438
Cost of sales	68,836	123,046
Gross profit	133	392
Operating costs and expenses:
General and administrative expenses	376,968	333,284
Total operating costs and expenses	376,968	333,284
Loss from operations	(376,835)	(332,892)
Total other income	(1,330)	6,773
Net loss	$(378,165)	$(326,119)

Revenue

Revenue decreased by approximately $54,000 or 44.1% for the year ended March 31, 2022 as compared to the same period of 2021. The decrease was mainly due to the decrease in the number of customers, primarily PRC mainland customers, resulting from the prolonged COVID-19 travel restriction imposed by Hong Kong government during the year ended March 31, 2022.

Cost of sales

Cost of sales represented commissions paid to individuals or companies who referred customers to us. The amount decreased by approximately $54,000 or 44.0% for the year ended March 31, 2022 as compared to the same period of 2021. The decrease was in line with the decrease of revenue.

Gross margin

Gross margin was 0.2% for the year ended March 31, 2022, which was consistent with 0.3% for the same period of last year.

General and administrative expenses

General and administrative expenses consist primarily of stock-based payments, employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees. General and administrative expenses increased by approximately $44,000 or 13.2% for the year ended March 31, 2022 as compared to the same period of 2021. The increase was primarily due to an $42,000 increase of legal expenses in 2022 in connection with the Reverse Stock Split and increased SEC filing activities.

Net loss

As a result of the factors described above, net loss for the year ended March 31, 2022 increased by approximately $52,000 or 16.0% as compared to the same period of 2021.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency. The functional currency of the Company’s two subsidiaries, Lutter Global Limited and QDMI Software Group Limited, is the Euro.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	March 31, 2022	March 31, 2021

Year-end spot rate	EUR1= US$1.1093	EUR1= US$1.1743
Average rate	EUR1= US$1.1627	EUR1= US$1.1661

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or our principal stockholder. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of March 31, 2022 and 2021, we had $69,658 and $35,605, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(398,610)	$(369,145)
Net cash provided by (used in) investing activities	(3,700)	—
Net cash provided by financing activities	436,363	341,970
Net increase (decrease) in cash, cash equivalents	34,053	(27,175)
Cash and cash equivalents at beginning of year	35,605	62,780
Cash and cash equivalents at end of year	$69,658	$35,605

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

Operating Activities:

Net cash used in operating activities was approximately $399,000 for the year ended March 31, 2022, compared to net cash used in operating activities of approximately $369,000 for 2021, representing an increase of approximately $29,000 in the net cash outflow in operating activities. The increase in net cash used in operating activities was primarily due to an increase of net loss of $52,000 in the year ended March 31, 2022 as compared to the same period of 2021, offset by the following working capital changes:

(1)	Change in accounts receivable resulted in an approximately $200 cash outflow for the year ended March 31, 2022, while for the year ended March 31, 2021, change in accounts receivable was an approximately $7,600 cash inflow, which led to an approximately $7,800 decrease in net cash inflow from operating activities.

(2)	Change in prepaid expenses resulted in an approximately $4,000 cash outflow for the year ended March 31, 2022, while for the year ended March 31, 2021, change in prepaid expenses resulted in a cash outflow of approximately $29,000, which led to an approximately $25,000 increase in net cash inflow from operating activities.

(3)	Change in accounts payable and accrued liabilities resulted in an approximately $10,000 cash inflow for the year ended March 31, 2022, while for the year ended March 31, 2021, change in accounts payable and accrued liabilities generated a cash outflow of approximately $14,000, which led to an approximately $24,000 increase in net cash inflow from operating activities.

(4)	Change in due to a related party resulted in an approximately $19,000 cash outflow for the year ended March 31, 2022, while for the year ended March 31, 2021, change in due to a related party resulted in a cash outflow of approximately $28,000, which led to an approximately $9,000 decrease in net cash outflow from operating activities.

(5)	Change in non-cash operating items resulted in an approximately $2,000 cash outflow for 2022, while for 2021, change in non-cash operating items resulted in a cash inflow of approximately $21,000, which led to an approximately $23,000 decrease in net cash inflow from operating activities.

Financing Activities:

Net cash generated from financing activities was approximately $436,000 for the year ended March 31, 2022, which was attributable to the net results of: (i) stockholder advances of approximately $290,000; (ii) share issuance proceeds of approximately $200,000; and (iii) prepaid legal fees.

Net cash generated from financing activities was approximately $342,000 for the year ended March 31, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $644,000; (ii) cash used in reverse acquisition of approximately $251,000; (iii) cash of approximately $71,000 incurred for future equity issuance; and (iv) shareholder capital contributions of approximately $20,000.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of March 31, 2022 are summarized as follows:

Operating lease

The future aggregate minimum lease payments under the non-cancellable office operating lease are as follows:

2023	$42,172
2024	42,172
2025	35,143
Total future minimum lease payments	$119,486
Less: imputed interest	(8,135)
Total operating lease liability	$111,351
Less: operating lease liability - current	37,551
Total operating lease liability – non current	$73,800

Critical Accounting Estimates

There were no areas requiring significant management judgments and estimates for the periods covered by this Report.

Off-balance Sheet Commitments and Arrangements

As of March 31, 2022, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

QDM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QDM International Inc. and the subsidiaries (the “Company”) as of March 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive income, consolidated statements of stockholders’ deficit, and consolidated statements of cash flows for the two years period ended March 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the two years period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Denver, Colorado
June 29, 2022

1600 Broadway, Suite 1600, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

 QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$69,658	$35,605
Accounts receivable	2,474	2,250
Prepaid expenses	46,575	42,526
Deferred assets	30,000	70,673
Total current assets	148,707	151,054

Right of use assets	113,108	—
Long-term prepaids	5,128	—
Property and equipment, at cost, net	3,700	—

Total assets	$270,643	$151,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$14,579	$5,055
Lease liabilities - current	37,551	—
Due to related parties	818,685	574,914

Total current liabilities	870,815	579,969

Lease liabilities – non current	73,800	—
Total liabilities	944,615	579,969

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 913,500 issued and outstanding	54	91
Common stock, $0.0001 par value, 200,000,000 shares authorized, 209,993 and 56,268 shares issued and 209,521 and 55,795 shares outstanding	624	169
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,468,667	9,337,310
Accumulated deficit	(10,035,537)	(9,657,372)
Accumulated other comprehensive income	1,333	—
Total stockholders’ deficit	(673,972)	(428,915)

Total liabilities and stockholders’ deficit	$270,643	$151,054

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	For the Years Ended
	March 31
	2022	2021
Revenue	$68,969	$123,438
Cost of sales	68,836	123,046
Gross profit	133	392

Operating expenses
General & administrative expenses	$376,968	$333,284
Total operating expenses	376,968	333,284

Loss from operations	(376,835)	(332,892)

Other expense
Interest expenses	1,330	231
Other income	—	(7,004)
Total other expense (income)	1,330	(6,773)

Loss before income taxes	(378,165)	(326,119)

Net loss	$(378,165)	$(326,119)

Other comprehensive income (loss)
Currency translation adjustment	1,333	—
Total comprehensive income (loss)	$(376,832)	$(326,119)

Earnings (loss) per common share:
Basic loss per share	$(1.99)	(5.89)
Diluted loss per share	$(1.99)	(5.89)

Weighted average basic & diluted shares outstanding:
Preferred	546,733	411,577
Common	190,170	55,384

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
March 31, 2020	13,500	55,589	(473)	$1	$167	$(60,395)	$9,503,807	$(48,718)	$(9,331,253)	$—	$63,609
Net loss	—	—	—	—	—	—	—	—	(326,119)	—	(326,119)
Share issuance	—	667	—	—	2	—	19,998	—	—	—	20,000
Preferred stock issuance	900,000	—	—	90	—	—	(90)	—	—	—	—
Contribution from shareholders	—	—	—	—	—	—	19,947	—	—	—	19,747
Forgiveness of shareholder advances	—	—	—	—	—	—	44,872	—	—	—	44,872
Reverse-split round up		12								—
Reverse Take-over transaction costs	—	—	—	—	—	—	(251,024)	—	—	—	(251,024)
March 31, 2021	913,500	56,268	(473)	$91	$169	$(60,395)	$9,337,310	$(48,718)	$(9,657,372)	$—	$(428,915)
Net loss	—	—	—	—	—	—	—	—	(378,165)	—	(378,165)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,333	1,333
Share issuance for reverse split round-up	—	2,041	—	—	—	—	—	—	—	—	—
Conversion of preferred stocks to common stocks	(368,114)	134,976	—	(37)	405	—	(368)	—	—	—	—
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	—	(94,173)
Common shares issued	—	16,708	—	—	50	—	200,257	—	—	—	200,307
Forgiveness of shareholder advances	—	—	—	—	—	—	25,641	—	—	—	25,641
March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(378,165)	$(326,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	335
Non-cash lease expenses	(1,757)	—
Share-based payments	—	20,000
Write-off of fixed assets	—	543
Changes in assets and liabilities:
(Increase) decrease in accounts receivable & other receivables	(224)	7,615
(Increase) decrease in prepaid expenses	(4,049)	(28,854)
(Increase) decrease in long-term prepaid	(5,128)	—
Increase (decrease) in accounts payable and accrued liabilities	9,683	(14,218)
Increase (decrease) in due to related party	(18,970)	(28,447)
Net cash used in operating activities	(398,610)	(369,145)

Cash flows from investing activities:
Purchase of property and equipment	(3,700)	—
Net cash provided by (used) investing activities	(3,700)	—

Cash flows from financing activities:
Proceeds from related parties	289,556	643,921
Share issuance proceeds	200,307	—
Reverse take-over transaction costs	—	(251,024)
Deferred costs related to equity financing	(53,500)	(70,673)
Contribution from shareholders	—	19,746
Net cash provided by (used) in financing activities	436,363	341,970

Net increase (decrease) in cash	34,053	(27,175)

Cash and cash equivalents, beginning	35,605	62,780

Cash and cash equivalents, ending	$69,658	$35,605

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash transactions:
Forgiveness of shareholder advances	$25,641	$44,872

See accompanying notes to consolidated financial statements.

QDM International Inc.

Notes to Consolidated Financial Statements
March 31, 2022 and 2021

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

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMI Software Group Limited (“QDMS”), a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, Lutter Global Limited (“LGL”), which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of USD$1.00. As a result, the Company acquired a 100% ownership of LGL, which, in turn, owns 100% of QDMS. Accordingly, the acquisition has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structures of QDMS and LGL have been retrospectively presented in prior periods as if such structures existed at that time and in accordance with ASC 805-50-45-5.

Unless the context specifically requires otherwise, the term “Company” used herein means QDM International Inc. together with its direct and indirect subsidiaries described above.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of March 31, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the US$. The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency. The functional currency of the Company’s two subsidiaries, Lutter Global Limited and QDMI Software Group Limited, is the Euro.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	March 31, 2022	March 31, 2021

Year-end spot rate	EUR1= US$1.1093	EUR1= US$1.1743
Average rate	EUR1= US$1.1627	EUR1= US$1.1661

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2022, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the years ended March 31, 2022 and 2021 and there was no provision for doubtful accounts as of March 31, 2022 and 2021.

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

The Company enters into contracts with our customers (insurance companies) primarily through written contracts. Performance obligation for these insurance brokerage contracts is to help our insurance company customers to promote, coordinate and complete subscriptions of insurance policies offered by our customers.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related party and lease liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities and due to related party approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the yearend as the interest rates used to discount the host contracts approximate market rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2022.

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

There were no impairment losses for the years ended March 31, 2022 and 2021.

Leases

Arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

3. Deferred Asset

Deferred assets of $30,000 as of March 31, 2022 represented prepaid legal fees. The amounts will be charged against share capital when the respective equity financing is completed. Deferred assets of $70,673 as of March 31, 2021 was charged to share transactions completed in the year ended March 31, 2022.

4. Equity

Reverse Stock Split

In May 2020, the Company effected a reverse stock split whereby each 100 issued and outstanding shares of common stock were consolidated into one share of common stock and each 100 issued and outstanding shares of preferred stock were consolidated into one share of preferred stock (the “2020 Reverse Stock Split”). As a result of the 2020 Reverse Stock Split, additional 391 shares were issued due to round-up effects.

On August 10, 2021, the Company effected a reverse stock split of its common stock, without changing the par value per share, whereby each 30 issued and outstanding shares of common stock were consolidated into one share of common stock (the “2021 Reverse Stock Split”). The Company has retrospectively accounted for the change in the current and prior period financial statements that are presented in the condensed interim financial statements.

Common Stock

On April 29, 2021, the Company consummated a closing of a “best efforts” self-underwritten public offering of its common stock, par value $0.0001 per share (the “Offering”), in which the Company issued and sold an aggregate of 16,708 shares (501,250 shares before the 2021 Reverse Stock Split) of its common stock at a price of $12 per share ($0.40 before the 2021 Reverse Stock Split) to certain investors, generating gross proceeds to the Company of $200,307. Share offering costs of $94,173 were offset against the share capital in relation to the Offering.

On November 11, 2020, the Company’s board approved to issue an aggregate of 667 shares (20,000 shares before the 2021 Reverse Stock Split) of common stock to its directors and officers as equity compensation for services they provided in 2020.

There were no treasury stock transactions during the years ended March 31, 2021 and 2022.

Preferred Stock

On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, the Company issued 134,976 shares (4,049,254 shares before the 2021 Reverse Stock Split) of the Company’s common stock upon conversion of an aggregate of 368,114 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, at a conversion ratio of 30 for 11 (1-for-11 before the Reverse Stock Split), pursuant to the terms of the Certification of Designation for the Series C Convertible Preferred Stock.

On October 21, 2020, as part of the Share Exchange with QDM BVI, the Company issued 900,000 Series C Preferred Shares to Huihe Zheng, the sole shareholder of QDM BVI and the Chairman and Chief Executive Officer of the Company.

On October 8, 2020, the Company filed an amendment to its Articles of Incorporation to designate 900,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The holders of Series C Preferred Shares are entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis. Holders of Series C Preferred Shares are entitled to vote, together with the holders of common stock, on an as-converted basis on all matters submitted to a vote of the holders of common stock. Each Series C Preferred Share is convertible into common stock at a conversion rate of 30 for 11 (1-for-11 before the Reverse Stock Split).

Additional Paid-in Capital

During the year ended March 31, 2022, the Company did not receive any capital contribution from its principal shareholder for working capital uses.

During the year ended March 31, 2021, the Company received capital contribution of $19,747 from its principal stockholder for working capital uses. The capital contribution was recorded in additional paid-in capital.

On October 21, 2020, as a result of the Share Exchange with QDM BVI, the Company completed a reverse acquisition with QDM BVI. The transaction costs of $251,024 in connection with the reverse acquisition was recorded into additional paid-in capital.

During the year ended March 31, 2022, Huihe Zheng, the Company principal stockholder, forgave $25,641 (2021: $44,872) shareholder advance balance that YeeTah owed to him. Since these were forgiveness of related party loans, the gains from the forgiveness of the loans were treated as capital transactions and the amounts were recorded in additional paid-in-capital.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the year ended March 31, 2022, YeeTah Financial charged YeeTah US$67,878 (2021: US$121,200) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the year ended March 31, 2022, Huihe Zheng paid nil (2021: US$240,000) on behalf of the Company for costs associated with the Share Exchange.

(iii)	During the year ended March 31, 2022, Huihe Zheng advanced US$302,142 (2021: US$385,504) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance as of March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
	US$	US$
Huihe Zheng	814,748	552,007
YeeTah Financial	3,937	22,907
Total	818,685	574,914

The due to related party balances were unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from shareholder balances at of the balance sheet dates were unsecured, interest-free and due on demand.

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

The Company did not have current income tax expenses for the years ended March 31, 2022 and 2021 since it did not have taxable incomes in these two years.

BVI

Under the current laws of the BVI, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no BVI withholding tax will be imposed.

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2022 (2021: 21%).

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2022, and 2021, the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Other than an office lease with a lease term of 3 years that the Company entered into in February 2022 as below, the Company did not have significant commitments, long-term obligations, or guarantees as of March 31, 2022 and 2021.

Operating lease

The future aggregate minimum lease payments under the non-cancellable office operating lease are as follows:

2023	$42,172
2024	42,172
2025	35,143
Total future minimum lease payments	$119,486
Less: imputed interest	(8,135)
Total operating lease liability	$111,351
Less: operating lease liability - current	37,551
Total operating lease liability – non current	$73,800

The weighted average remaining lease term of the operating lease is 3 years and discount rate used for the operating lease is 4.9%.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2022, the Company is not a party to any material legal or administrative proceedings.

8. Loss Per Share

Basic and diluted net loss per share for each of the years presented are calculated as follows:

Basic loss per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period.

	March 31, 2022	March 31, 2021
	US$	US$
Numerator:
Net loss attributable to ordinary shareholders— basic and diluted	(378,165)	(326,119)

Denominator:
Weighted average number of ordinary shares outstanding— basic and diluted	190,170	55,384

Loss per share attributable to ordinary shareholders —basic and diluted	(1.99)	(5.89)

9. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2022 has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2022: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions	Date First Appointed
Huihe Zheng	41	Chairman of the Board, Chief Executive Officer and President	April 8, 2020
Tim Shannon	60	Chief Financial Officer and director	April 8, 2020
Timothy Miles	75	Director	April 8, 2020
Huili Shen	39	Secretary and director	April 8, 2020

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

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2022 and 2021.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huihe Zheng	2022	—	—	—	—	—	—
Chief Executive Officer and Chairman	2021	—	5,000	—	—	—	5,000

Tim Shannon (1)	2022	—	—	—	—	—	—
Chief Financial Officer and director	2021	—	5,000	—	—	—	5,000

(1)	Mr. Shannon received additional compensation for his services as a director. See “- Director Compensation.”

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with our executive officers.

Director Compensation

Directors received no stock compensation in the fiscal year ended March 31, 2022.

On April 12, 2021, the Board of Directors approved an annual cash compensation of $6,000 to each of Tim Shannon, the Chief Financial Officer of the Company and Timothy Miles, a director of the Company to retain their services. The annual cash compensation of Mr. Shannon and Mr. Miles is paid on a quarterly basis in advance, commencing on April 1, 2021. During the fiscal year ended March 31, 2022, each of Messrs. Miles and Shannon was paid a cash fee of $6,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 209,993 shares of common stock issued and outstanding as of the date of this Report.

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Series B Preferred Stock Owned	Percentage of Shares of Series B Preferred Stock Owned	Number of Shares of Series C Preferred Stock Owned	Percentage of Shares of Series C Preferred Stock Owned	Percentage of Aggregate Voting Power
Huihe Zheng	158,810	75.6%	13,500	100%	531,886	100%	97.1	%(1)(2)
Directors and Officers
Huihe Zheng	158,810	75.6%	13,500	100%	531,886	100%	97.1	%(1)(2)
Tim Shannon(3)	196	*	—	—	—	—	*
Huili Shen	167	*	—	—	—	—	*
Timothy Miles(4)	167	*	—	—	—	—	*
All officers and directors as a group (four persons)	159,340	75.9%	13,500	100%	531,886	100%	97.1%

* Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for stockholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to 11 votes initially on all corporate matters submitted for stockholder approval.

(3)	The address for this stockholder is 2035 Highway A1A, #306 Indian Harbour Beach, FL 32937.

(4)	The address for this stockholder is PO Box 30, Dundee, MI 48131.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We had the following related party transactions for the fiscal years ended March 31, 2022 and 2021:

(i)	During the fiscal year ended March 31, 2022, YeeTah Financial charged YeeTah US$67,878 (2021: US$121,200) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the fiscal year ended March 31, 2022, Huihe Zheng paid nil (2021: US$240,000) on behalf of the Company for costs associated with the Share Exchange.

(iii)	During the fiscal year ended March 31, 2022, Huihe Zheng advanced US$302,142 (2021: US$385,504) to the Company to support its operations.

The related party balances were unsecured, interest-free and due on demand.

During the year ended March 31, 2022, Huihe Zheng, the Company principal stockholder, forgave $25,641 (2021: $44,872) shareholder advance balance that YeeTah owed to him. Since these were forgiveness of related party loans, the gains from the forgiveness of the loans were treated as capital transactions and the amounts were recorded in additional paid-in-capital.

Our due to related party balance as of March 31, 2022 and 2021 is as follows:

	March 31,	March 31,
	2022	2021
	US$	US$
Huihe Zheng	814,748	552,007
YeeTah Financial	3,937	22,907
Total	818,685	574,914

The due to related party balances were unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a shareholder balances as of March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
	US$	US$
Huihe Zheng	48,718	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from shareholder balances at of the balance sheet dates are unsecured, interest-free and due on demand.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, LLC, during the fiscal years ended March 31, 2022 and 2021 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2022	2021
Audit Fees	$42,500	$52,560
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$42,500	$52,560

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

(3) Exhibits

Exhibit No.	Description
2.1+*	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1*	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2*	Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021
3.3*	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.4*	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
4.1*	Description of Securities, incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on July 12, 2021
10.1++*	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2++*	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3++*	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.4*	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to Amendment No.1 to the Company’s Registration Report on Form S-1 filed on April 2, 2021
21.1*	List of Subsidiaries
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
++	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: June 29, 2022	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	June 29, 2022
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	June 29, 2022
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	June 29, 2022
Timothy Miles

/s/ Huili Shen	Secretary and Director	June 29, 2022
Huili Shen