Form 10-Q
period 2022-06-30
QDM International Inc.
filed 2022-08-15
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 209,993 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2022

	June 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$26,774	$69,658
Accounts receivable	981	2,474
Prepaid expenses	44,166	46,575
Deferred assets	30,000	30,000
Total current assets	101,921	148,707

Right of use assets	103,892	113,108
Long-term prepaids	—	5,128
Property and equipment, at cost, net	22,096	3,700

Total assets	$227,909	$270,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$18,665	$14,579
Lease liabilities - current	38,013	37,551
Due to related parties	875,711	818,685

Total current liabilities	932,389	870,815

Lease liabilities – non current	64,121	73,800
Total liabilities	996,510	944,615

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 209,993 and 209,993 shares issued and 209,521 and 209,521 shares outstanding, respectively	624	624
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,468,667	9,468,667
Accumulated deficit	(10,131,693)	(10,035,537)
Accumulated other comprehensive income	2,860	1,333
Total stockholders’ deficit	(768,601)	(673,972)

Total liabilities and stockholders’ deficit	$227,909	$270,643

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Revenue	$9,782	$11,610
Cost of sales	9,782	11,610
Gross profit	—	—

Operating expenses
General & administrative expenses	$96,625	$108,123
Total operating expenses	96,625	108,123

Loss from operations	(96,625)	(108,123)

Other expense (income)
Interest expenses	557	896
Other income	(1,026)	—
Total other expense (income)	(469)	896

Loss before income taxes	(96,156)	(109,019)

Net loss	$(96,156)	$(109,019)

Other comprehensive income (loss)
Currency translation adjustment	1,527	—
Total comprehensive income (loss)	$(94,629)	$(109,019)

Earnings (loss) per common share:
Basic loss per share	$(0.46)	(0.82)
Diluted loss per share	$(0.46)	(0.82)

Weighted average basic & diluted shares outstanding:
Preferred	545,386	550,833
Common	209,520	133,294

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
March 31, 2021	913,500	56,268	(473)	$91	$169	$(60,395)	$9,337,310	$(48,718)	$(9,657,372)	$—	$(428,915)
Net loss	—	—	—	—	—	—	—	—	(109,019)	—	(109,019)
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	—	(94,173)
Conversion to common stock	(368,114)	134,975	—	(37)	405		(368)	—	—	—	—
Share issuance	—	16,708	—	—	50	—	200,450	—	—	—	200,500
June 30, 2021 (Unaudited)	545,386	207,951	(473)	$54	$624	$(60,395)	$9,443,219	$(48,718)	$(9,766,391)	$—	$(431,606)

March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(96,156)	—	(96,156)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,527	1,527
June 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,131,693)	$2,860	$(768,601)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(96,156)	$(109,019)

Non-cash items:
Depreciation	1,361	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable & other receivables	1,493	(291)
(Increase) decrease in prepaid expenses	2,410	31,812
Increase (decrease) in accounts payable and accrued liabilities	4,259	12,610
Increase (decrease) in due to related party	(1,407)	(36,633)
Net cash used in operating activities	(88,040)	(101,521)

Cash flows from investing activities:
Purchases of property and equipment	(14,628)	—
Net cash used in investing activities	(14,628)	—

Cash flows from financing activities:
Proceeds from related parties	59,804	119,805
Payments to related parties	—	(200,500)
Share issuance proceeds	—	200,500
Deferred costs related to equity financing	—	(23,500)
Net cash provided by in financing activities	59,804	96,305

Effect of exchange rate changes on cash	(20)	—

Net increase (decrease) in cash	(42,884)	(5,216)

Cash and cash equivalents, beginning	69,658	35,605

Cash and cash equivalents, ending	$26,774	$30,389

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021

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

On October 21, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also the Company’s principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 30,000 shares (900,000 shares before the Reverse Split (as defined below)) of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), with each Series C Preferred Stock initially being convertible into 11 shares of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of June 30, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2023. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the Securities and Exchange Commission on June 29, 2022.

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

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currency at the prevailing rates of exchange at the balance sheet date. The resulting exchange differences are reported in the statements of operations and comprehensive income.

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	June 30, 2022	June 30, 2021

Period-end spot rate	EUR1= US$1.0469	EUR1= US$1.1848
Average rate	EUR1= US$1.0646	EUR1= US$1.2050

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2022, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company makes impairment loss for bad and doubtful debts based on assessments of the recoverability of the trade and other receivables based on individual account analysis, including the current creditworthiness and the past collection history of each debtor. Impairments arise when there is an objective evidence indicate that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on management of customers’ credit and ongoing relationship, management makes conclusions whether any balances outstanding at the end of the period will be deemed uncollectible on an individual basis and on aging analysis basis. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations and comprehensive income. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three months ended June 30, 2022 and 2021 and there was no provision for doubtful accounts as of June 30 and March 31, 2022.

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

The Company enters into insurance brokerage contracts with customers (insurance companies). Performance obligation for these insurance brokerage contracts is to help insurance company customers to promote, coordinate and complete subscriptions of insurance policies offered by customers.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities, due to related party and lease liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities and due to related party approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the year end as the interest rates used to discount the lease contract approximate market rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2022.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rate of these assets are generally as follows:

Category	Depreciation rate	Estimated residual value
Office equipment	3 years	Nil
Leasehold improvements	Shorter of lease term or 3 years	Nil

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amount of the relevant assets and are recognized in the statements of operations and comprehensive income.

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

There were no impairment losses for the three months ended June 30, 2022 and 2021.

Leases

Arrangements meeting the definition of a lease are classified as operating or finance leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

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

3. Deferred Asset

Deferred assets of $30,000 as of June 30, 2022 and March 31, 2022 represented prepaid legal fees. The amounts will be charged against share capital when the respective equity financing is completed.

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

Common Stock

On April 29, 2021, the Company consummated a closing of a “best efforts” self-underwritten public offering of its common stock, par value $0.0001 per share (the “Offering”), in which the Company issued and sold an aggregate of 16,708 shares (501,250 shares before the Reverse Split) of its common stock at a price of $12 per share ($0.40 before the Reverse Split) to certain investors, generating gross proceeds to the Company of $200,307. Share offering costs of $94,173 were offset against the share capital in relation to the Offering.

On November 11, 2020, the Company’s board approved to issue an aggregate of 667 shares (20,000 shares before the Reverse Split) of common stock to its directors and officers as equity compensation for services they provided in 2020.

There were no treasury stock transactions during the three months ended June 30, 2021 and 2022.

Preferred Stock

On May 17, 2021, upon receipt of a conversion notice from Huihe Zheng, the Company issued 134,976 shares (4,049,254 shares before the Reverse Split) of the Company’s common stock upon conversion of an aggregate of 368,114 shares of Series C Preferred Stock, par value $0.0001 per share, at a conversion ratio of 30 for 11 (1-for-11 before the Reverse Split), pursuant to the terms of the Certification of Designation for the Series C Preferred Stock.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company controlled by Siu Ping Lo
Tim Shannon	Chief Financial Officer of the Company

Related Party Transactions

(i)	During the three months ended June 30, 2022, YeeTah Financial charged YeeTah US$9,690 (2021: US$11,610) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(iii)	During the three months ended June 30, 2022, Huihe Zheng advanced US$59,804 (2021: US$119,805) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	June 30, 2022	March 31, 2022
	US$	US$
Huihe Zheng	873,182	814,748
YeeTah Financial	2,529	3,937
Total	875,711	818,685

The due to related party balances were unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balances are as follows:

	June 30, 2022	March 31, 2022
	US$	US$
Huihe Zheng	48,718	48,718

The due from stockholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from stockholder balances at of the balance sheet dates were unsecured, interest-free and due on demand.

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

The Company did not have current income tax expenses for the three months ended June 30, 2022 and 2021 since it did not have taxable incomes in these two periods.

BVI

Under the current laws of the BVI, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no BVI withholding tax will be imposed.

Cyprus

Under the current laws of the Cyprus, the Company’s Cyprus subsidiary is subject to a standard income tax rate of 12.5% on income accrued or derived from all sources in Cyprus and abroad.

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2022 (2021: 21%).

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Other than an office lease with a lease term of 3 years that the Company entered into in February 2022 as below, the Company did not have significant commitments, long-term obligations, or guarantees as of June 30, 2022.

Operating lease

The future aggregate minimum lease payments under the non-cancellable office operating lease are as follows:

2023	$31,629
2024	42,172
2025	35,143
Total future minimum lease payments	$108,943
Less: imputed interest	(6,809)
Total operating lease liability	$102,134
Less: operating lease liability - current	38,013
Total operating lease liability – non current	$64,121

The weighted average remaining lease term of the operating lease is 3 years and discount rate used for the operating lease is 4.9%.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2022, the Company is not a party to any material legal or administrative proceedings.

8. Loss Per Share

Basic and diluted net loss per share for each of the years presented are calculated as follows:

Basic loss per share is computed using the weighted average number of common stocks outstanding during the period. Diluted earnings per share is computed using the weighted average number of common stocks and dilutive common stock equivalents outstanding during the period.

	June 30, 2022	June 30, 2021
	US$	US$
Numerator:
Net loss attributable to holders of common stock— basic and diluted	(96,156)	(109,019)

Denominator:
Weighted average number of common stock outstanding— basic and diluted	209,520	133,294

Loss per share attributable to holders of common stock.—basic and diluted	(0.46)	(0.82)

9. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 30,000 shares (900,000 shares before the Reverse Split) of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah, an insurance brokerage company primarily engaged in the sales and distribution of insurance products in Hong Kong. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, LGL, which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of USD$1.00. As a result, the Company acquired a 100% ownership of LGL, which, in turn, owns 100% of QDMS. QDMS plans to engage in the research and development of customer relationship management (“CRM”) software as a service (“SaaS”), with a business model derived from “customer-centered” CRM concept to improve enterprise-customers relationship. We plan to market QDMS’ SaaS services to our network of banks, securities companies, insurance companies and other financial services providers in Hong Kong and China.

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

With social distancing measures having been implemented to curtail the spread of COVID-19, insurance brokers in Hong Kong, such as YeeTah, which relied primarily on storefront and in-person consultations for new business faced an immediate slowdown. In addition, Hong Kong has suspended mainland tourists’ free travel and requested those who travel from the mainland and enter Hong Kong undergo quarantine for 14 days, although on August 12, 2022, a new quarantine policy for overseas visitors arriving in Hong Kong took effect and shortened the quarantine period to a combination of three days compulsory quarantine and four days self-health monitoring.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

	June 30, 2022	June 31, 2021
Revenue	$9,782	$11,610
Cost of sales	9,782	11,610
Gross profit	—	—
Operating costs and expenses:
General and administrative expenses	96,625	108,123
Total operating costs and expenses	96,625	108,123
Loss from operations	(96,625)	(108,123)
Total other (income) expenses	(469)	896
Net loss	$(96,156)	$(109,019)

Revenue

Revenue decreased by approximately $2,000 or 15.7% for the three months ended June 30, 2022 as compared to the same period of 2021. The decrease was mainly due to the decrease in the number of customers, primarily PRC mainland customers, resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by PRC and Hong Kong governments.

Cost of sales

The amount decreased by approximately $2,000 or 15.7% for the three months ended June 30, 2022 as compared to the same period of 2021. The decrease was in line with the decrease of revenue.

General and administrative expenses

General and administrative (G&A) expenses consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees. General and administrative expenses decreased by approximately $11,000 or 10.6% for the three months ended June 30, 2022 as compared to the same period of 2021. The change is immaterial and consistent with the activity of the Company in 2022 compared to 2021 as there was no significant change in revenue and G&A expenses are generally fixed and routine costs.

Net loss

As a result of the factors described above, net loss for the three months ended June 30, 2022 decreased by approximately $13,000 or 11.8% as compared to the same period of 2021.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency. The functional currency of the Company’s two subsidiaries, Lutter Global Limited and QDMI Software Group Limited, is the Euro.

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currency at the prevailing rates of exchange at the balance sheet date. The resulting exchange differences are reported in the statements of operations and comprehensive income.

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	June 30, 2022	June 30, 2021

Period-end spot rate	EUR1= US$1.0469	EUR1= US$1.1848
Average rate	EUR1= US$1.0646	EUR1= US$1.2050

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has cash inflows and outflows. Our expenses are paid directly either by YeeTah or our principal stockholder. There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of June 30 and March 31, 2022, we had $26,774 and $69,658, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(88,040)	$(101,521)
Net cash used in investing activities	$(14,628)	$—
Net cash provided by financing activities	59,804	96,305
Effect of foreign exchange on cash	(20)	—
Net increase (decrease) in cash, cash equivalents	(42,884)	(5,216)
Cash and cash equivalents at beginning of period	69,658	35,605
Cash and cash equivalents at end of period	$26,774	$30,389

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $88,000 for the three months ended June 30, 2022, compared to net cash used in operating activities of approximately $102,000 for the same period of 2021, representing an decrease of approximately $13,000 in the net cash outflow in operating activities. The decrease in net cash used in operating activities was primarily due to a decrease of net loss by $13,000 in the three months ended June 30, 2022 as compared to the same period of 2021 and the following working capital changes:

(1)	Change in accounts receivable resulted in an approximately $1,500 cash inflow for the three months ended June 30, 2022 compared to an approximately $300 cash outflow for the same period of 2021, which led to an approximately $2,000 increase in net cash inflow from operating activities.

(2)	Change in prepaid expenses resulted in an approximately $2,000 cash inflow for the three months ended June 30, 2022 compared to an approximately $31,000 cash inflow for the same period of 2021, which led to an approximately $29,000 decrease in net cash inflow from operating activities.

(3)	Change in accounts payable and accrued liabilities resulted in an approximately $4,000 cash inflow for the three months ended June 30, 2022 compared to an approximately $12,000 cash inflow for the same period of 2021, which led to an approximately $8,000 decrease in net cash inflow from operating activities.

(4)	Change in due to a related party resulted in an approximately $1,000 cash outflow for the three months ended June 30, 2022 compared to an approximately $36,000 cash outflow for the same period of 2021, which led to an approximately $35,000 decrease in net cash outflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $15,000 for the three months ended June 30, 2022, which was fully attributable to cash used in purchases of property and equipment. There was no cash used in investing activities for the same period of 2021.

Financing Activities:

Net cash generated from financing activities was approximately $60,000 for the three months ended June 30, 2022, which was fully attributable to stockholder advances to the Company during the period.

Net cash generated from financing activities was approximately $96,000 for the three months ended June 30, 2021, which was attributable to the net results of: (i) stockholder advances of approximately $120,000; (ii) cash proceeds received from share issuance of approximately $201,000; (iii) cash used to repay a related party of approximately $201,000, which was subsequently returned by the related party; (iv) cash of approximately $24,000 incurred for future equity issuance;

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of June 30, 2022 are summarized as follows:

Operating lease

The future aggregate minimum lease payments under the non-cancellable office operating lease are as follows:

2023	$31,629
2024	42,172
2025	35,143
Total future minimum lease payments	$108,943
Less: imputed interest	(6,809)
Total operating lease liability	$102,134
Less: operating lease liability - current	38,013
Total operating lease liability – non current	$64,121

Critical Accounting Estimates

There were no areas requiring significant management judgments and estimates for the periods covered by this Report.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2022, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Number	Description
2.1	Agreement and Plan of Merger, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 1, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 1, 2020
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 1, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Dated: August 15, 2022	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: August 15, 2022	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial Officer)