Form 10-Q
period 2022-09-30
QDM International Inc.
filed 2022-11-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 209,993 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND MARCH 31, 2022

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,380	$69,658
Accounts receivable	2,014	2,474
Prepaid expenses	60,969	46,575
Deferred assets	64,003	30,000
Total current assets	281,366	148,707

Right of use assets	94,562	113,108
Long-term prepaids	—	5,128
Property and equipment, at cost, net	20,004	3,700

Total assets	$395,932	$270,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$7,438	$14,579
Lease liabilities - current	38,481	37,551
Due to related parties	985,779	818,685

Total current liabilities	1,031,698	870,815

Lease liabilities – non current	54,324	73,800
Total liabilities	1,086,022	944,615

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 209,993 and 209,993 shares issued and 209,521 and 209,521 shares outstanding, respectively	624	624
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,618,667	9,468,667
Accumulated deficit	(10,204,958)	(10,035,537)
Accumulated other comprehensive income	4,636	1,333
Total stockholders’ deficit	(690,090)	(673,972)

Total liabilities and stockholders’ deficit	$395,932	$270,643

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$13,181	$18,608	$22,963	$30,218
Cost of sales	13,181	18,608	22,963	30,218
Gross profit	—	—	—	—

Operating expenses
General & administrative expenses	$74,822	$75,580	$171,447	$183,703
Total operating expenses	74,822	75,580	171,447	183,703

Loss from operations	(74,822)	(75,580)	(171,447)	(183,703)

Other (income) expense
Finance costs	186	64	743	960
Other (income) expense, net	(1,743)	—	(2,769)	—
Total other expense (income)	(1,557)	64	(2,026)	960

Income(loss) before income taxes	(73,265)	(75,644)	(169,421)	(184,663)

Net income(loss)	$(73,265)	$(75,644)	$(169,421)	$(184,663)

Other comprehensive income
Currency translation adjustment	1,776	—	3,303	—
Total comprehensive income (loss)	$(71,489)	$(75,644)	$(166,118)	$(184,663)

Earnings per common stock:
Basic	$(0.35)	$(0.36)	$(0.81)	$(1.08)
Diluted	$(0.35)	$(0.36)	$(0.81)	$(1.08)

Weighted average basic & diluted shares outstanding:
Preferred stocks	545,386	545,386	545,386	548,080
Common	209,520	207,553	209,520	170,831

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

				Preferred	Common		Additional			Accumulated Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance June 30, 2021(unaudited)	545,386	207,951	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,766,391)	$—	$	(431,607)
Net loss	—	—	—	—	—	—	—	—	(75,644)	—		(75,644)
Share issuance due to reverse-split round up	—	132	—	—	—	—	—	—	—	—		—)
Balance September 30, 2021 (Unaudited)	545,386	208,083	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,842,035)	—		$(507,251)

Balance June 30, 2022(unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,131,693)	$2,860		$(768,601)
Net loss	—	—	—	—	—	—	—	—	(73,265)	—		(73,265)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—		150,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,776		1,776
Balance September 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636		$(690,090)

										Accumulated
				Preferred	Common		Additional			Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance March 31, 2021	913,500	56,268	(473)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,657,372)	$—	$(428,915)
Net loss	—	—	—	—	—	—	—	—	(184,663)	—	(184,663)
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	—	(94,173)
Conversion to common stocks	(368,114)	134,975	—	(37)	405	—	(368)	—	—	—	—
Common stock issued	—	16,708	—	—	50	—	200,450	—	—	—	200,500
Share issuance due to reverse-split round up	—	132	—	—	—	—	—	—	—	—	—
Balance September 30, 2021 (Unaudited)	545,386	208,083	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,842,035)	$—	$(507,251)

Balance March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(169,421)	—	(169,421)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,303	3,303
Balance September 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636	$(690,090)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(169,421)	$(184,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,453	—
Net (gain)/loss from write-off of fixed assets	—	—
Changes in working capital:
Accounts receivable & other receivable	461	(3,307)
Prepaid expenses	(14,393)	20,601
Accounts payable & accrued liabilities	(6,855)	14,253
Due to a related party	3,768	(40,738)
Net cash used in operating activities	(182,987)	(193,854)

Cash flows from investing activities:
Purchase of property and equipment	(14,628)	—
Net cash used in investing activities	(14,628)	—

Cash flows from financing activities:
Proceeds borrowed from related parties	166,846	210,991
Payments to related parties	—	(200,500)
Share issuance proceeds	—	200,500
Deferred costs related to equity financing	(34,003)	(23,500)
Contribution from stockholders	150,000	—
Net cash provided by financing activities	282,843	187,491

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(506)	—
NET INCREASE (DECREASE) IN CASH	84,722	(6,363)
CASH, BEGINNING OF PERIOD	$69,658	$35,605
CASH, END OF PERIOD	154,380	29,242

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited (“YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

The Company was a shell company prior to the reverse acquisition which occurred as a result of the consummation of the transaction contemplated by the Share Exchange Agreement, and QDM BVI was a private operating company. The reverse acquisition by a non-operating public shell company of a private operating company typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. Therefore, the reverse acquisition is considered a capital transaction in substance. In other words, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell company accompanied by a recapitalization. Therefore, the acquisition was accounted for as a recapitalization and QDM BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of QDM BVI have been brought forward at their book value and no goodwill has been recognized.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of September 30, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	September 30, 2022	September 30, 2021
Period-end spot rate	EUR 1 = US$0.9783	EUR 1 = US$1.1577
Average rate	EUR 1 = US$1.0353	EUR 1 = US$1.1917

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of September 30, 2022, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company makes impairment loss for bad and doubtful debts based on assessments of the recoverability of the trade and other receivables based on individual account analysis, including the current creditworthiness and the past collection history of each debtor. Impairments arise when there is an objective evidence indicate that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on management of customers’ credit and ongoing relationship, management makes conclusions whether any balances outstanding at the end of the period will be deemed uncollectible on an individual basis and on aging analysis basis. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three and six months ended September 30, 2022 and 2021 and there was no provision for doubtful accounts as of September 30 and March 31, 2022.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued liabilities, lease liabilities and due to related party. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2022.

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

There were no impairment losses for the three and six months ended September 30, 2022 and 2021.

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

3. Deferred Asset

Deferred assets of $64,003 and $30,000 as of September 30, 2022 and March 31, 2022, respectively, represented prepaid professional fees and filing fees. The amounts will be charged against share capital when the respective equity financing is completed.

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

There were no treasury stock transactions during the three and six months ended September 30, 2022 and 2021.

Additional paid-in-capital

On July 22, 2022, Huihe Zheng invested additional share capital of $150,000 (HKD$1,170,000) into Company’s subsidiary, YeeTah. The additional contribution was recorded into additional paid-in-capital.

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

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal Stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

(i)	During the three and six months ended September 30, 2022, YeeTah Financial charged YeeTah US$12,993 and US$22,683 (2021: US$18,608 and US$30,218) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the three and six months ended September 30, 2022, Huihe Zheng advanced US$95,628 and US$165,097 (2021: US$91,186 and US$210,991) to the Company to support its operations.

(ii)	During the three and six months ended September 30, 2022, OPG advanced US$1,817 and US$1,817 (2021: US$ nil and US$ nil) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance as of September 30 and March 31, 2022 is as follows:

	September 30, 2022	March 31, 2022
	US$	US$
Huihe Zheng	976,357	814,748
OPG	1,717	-
YeeTah Financial	7,705	3,937
Total	985,779	818,685

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance as of September 30 and March 31, 2022 are as follows:

	September 30, 2022	March 31, 2022
	US$	US$
Huihe Zheng	48,718	48,718

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

The Company did not have current income tax expenses for the three months and six months ended September 30, 2022 and 2021 since it did not have taxable incomes in these two periods.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Other than an office lease with a lease term of 3 years that the Company entered into in February 2022 as below, the Company did not have significant commitments, long-term obligations, or guarantees as of September 30, 2022.

Operating lease

The weighted average remaining lease term of the operating lease is 3 years and discount rate used for the operating lease is 4.9%.

2023	$21,086
2024	42,172
2025	35,143
Total future minimum lease payments	$98,400
Less: imputed interest	(5,596)
Total operating lease liability	$92,805
Less: operating lease liability - current	38,481
Total operating lease liability – non current	$54,324

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2022, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2022 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

With social distancing measures having been implemented to curtail the spread of COVID-19, insurance brokers in Hong Kong, such as YeeTah, which relied primarily on storefront and in-person consultations for new business faced an immediate slowdown. In addition, Hong Kong has suspended mainland tourists’ free travel and requested those who travel from the mainland and enter Hong Kong undergo quarantine measures, although on September 26, 2022, a new quarantine policy for overseas visitors arriving in Hong Kong lifted compulsory quarantine requirement and required a combination of COVID-19 tests, three days medical surveillance and four days self-health monitoring.

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

Results of Operations

Three and Six Months Ended September 30, 2022 and 2021

The following table presents an overview of the results of operations for the three and six months ended September 30, 2022 and 2021:

	For The Three For The Three		For The Six	For The Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$13,181	$18,608	$22,963	$30,218
Cost of sales	13,181	18,608	22,963	30,218
Gross profit	—	—	—	—
Operating costs and expenses:
General and administrative expenses	74,822	75,580	171,447	183,703
Total operating costs and expenses	74,822	75,580	171,447	183,703
Loss from operations	(74,822)	(75,580)	(171,447)	(183,703)
Total other income (expenses)	1,557	(64)	2,026	(960)
Net loss	$(73,265)	$(75,644)	$(169,421)	$(184,663)

Revenue

Revenue decreased by approximately $5,400 or 29.2% and $7,300 or 24.0% respectively for the three and six months ended September 30, 2022 as compared to the same periods of 2021. The decreases were mainly due to the decreases in the number of customers, primarily PRC mainland customers, resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by PRC and Hong Kong governments.

Cost of sales

The amounts decreased by approximately $5,400 or 29.2% and $7,300 or 24.0% respectively for the three and six months ended September 30, 2022 as compared to the same periods of 2021. The decreases were in line with the decreases of revenue.

General and administrative expenses

General and administrative (G&A) expenses consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses decreased by approximately $700 or 1% for the three months ended September 30, 2022 as compared to the same period of 2021. The change is immaterial and consistent with the activity of the Company in 2022 compared to 2021 as there was no significant change in revenue and G&A expenses are generally fixed and routine costs.

General and administrative expenses decreased by approximately $12,000 or 6.7% for the six months ended September 30, 2022 as compared to the same period of 2021. The change is primarily due to the fact that there were more professional expenses in relation to amendments to the Company’s Annual Report on Form 10-K in 2021.

Net loss

As a result of the factors described above, net loss for the three months ended September 30, 2022 decreased by approximately $2,000 or 3.1% as compared to the same period of 2021.

As a result of the factors described above, net loss for the three and six months ended September 30, 2022 decreased by approximately $15,000 or 8.3% as compared to the same period of 2021.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	September 30, 2022	September 30, 2021

Period-end spot rate	EUR1= US$0.9783	EUR1= US$1.1577
Average rate	EUR1= US$1.0353	EUR1= US$1.1917

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

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of September 30 and March 31, 2022, we had $154,380 and $69,658, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(182,987)	$(193,854)
Net cash used in investing activities	(14,628)	—
Net cash provided by financing activities	282,843	187,491
Effect of Exchange rate changes on cash	(506)	—
Net increase (decrease) in cash, cash equivalents	84,722	(6,363)
Cash and cash equivalents at beginning of period	69,658	35,605
Cash and cash equivalents at end of period	$154,380	$29,242

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations of the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the Hong Kong economy following the civilian protests.

Operating Activities:

Net cash used in operating activities was approximately $183,000 for the six months ended September 30, 2022, compared to net cash used in operating activities of $194,000 for 2021, representing a decrease of approximately $11,000 in the net cash outflow in operating activities. The decrease in net cash used in operating activities was primarily due to a decrease of net loss of $15,000 in the six months ended September 30, 2022 as compared to the same period of 2021 and the following major working capital changes:

(1)

Change in prepaid expenses resulted in an approximately $14,000 cash outflow for the six months ended September 30, 2022 compared to an approximately $21,000 cash inflow for the same period of 2021, which led to an approximately $35,000 increase in net cash outflow from operating activities.

(2)

Change in accounts payable and accrued liabilities resulted in an approximately $7,000 cash outflow for the six months ended September 30, 2022 compared to an approximately $14,000 cash inflow for the same period of 2021, which led to an approximately $20,000 increase in net cash outflow from operating activities.

(3)

Change in due to a related party resulted in an approximately $4,000 cash inflow for the six months ended September 30, 2022 compared to an approximately $41,000 cash outflow for the same period of 2021, which led to an approximately $45,000 increase in net cash inflow from operating activities.

(4)	Change in accounts receivable resulted in an approximately $500 cash inflow for the six months ended September 30, 2022 compared to an approximately $3,300 cash outflow for the same period of 2021, which led to an approximately $3,800 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $15,000 for the six months ended September 30, 2022, which was solely attributable to acquisitions of fixed assets. There was no investing cash activities for the same period of 2021.

Financing Activities:

Net cash generated from financing activities was approximately $283,000 for the six months ended September 30, 2022, which was attributable to the net results of: (i) related-party advances of approximately $167,000; (ii) stockholder contribution of $150,000; (iii) prepayment of $34,000 issuance costs for future equity financing.

Net cash generated from financing activities was approximately $187,000 for the six months ended September 30, 2021, which was attributable to the net results of: (i) related-party advances of approximately $211,000; (ii) share issuance proceeds of $200,500; (iii) repayment of related party of $200,500 and payment of $24,000 issuance costs for share issued in the period.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of September 30, 2022 are summarized as follows:

Operating lease

2023	$21,086
2024	42,172
2025	35,143
Total future minimum lease payments	$98,400
Less: imputed interest	(5,596)
Total operating lease liability	$92,805
Less: operating lease liability - current	38,481
Total operating lease liability – non current	$54,324

Critical Accounting Estimates

There were no areas requiring significant management judgments and estimates for the periods covered by this Report

Off-balance Sheet Commitments and Arrangements

As of September 30, 2022, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of, or incorporated by reference into, this Report:

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

QDM International Inc.

Dated: November 14, 2022	By:	/s/ Huihe Zheng
		Name:	Huihe Zheng
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Tim Shannon
		Name:	Tim Shannon
		Title:	Chief Financial Officer (Principal Financial Officer)

