Form 10-Q
period 2022-12-31
QDM International Inc.
filed 2023-02-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 14, 2023, there were 209,993 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

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

iii

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND MARCH 31, 2022

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,140	$69,658
Accounts receivable	12,758	2,474
Prepaid expenses	35,772	46,575
Deferred assets	66,503	30,000
Total current assets	236,173	148,707

Right of use assets	85,117	113,108
Long-term prepaids	—	5,128
Property and equipment, at cost, net	17,705	3,700

Total assets	$338,995	$270,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$15,543	$14,579
Lease liabilities - current	38,954	37,551
Due to related parties	1,001,758	818,685

Total current liabilities	1,056,255	870,815

Lease liabilities – non current	44,406	73,800
Total liabilities	1,100,661	944,615

Stockholders’ equity deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 209,993 and 209,993 shares issued and 209,521 and 209,521 shares outstanding, respectively	624	624
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	9,618,667	9,468,667
Accumulated deficit	(10,274,032)	(10,035,537)
Accumulated other comprehensive income	2,134	1,333
Total stockholders’ deficit	(761,666)	(673,972)

Total liabilities and stockholders’ deficit	$338,995	$270,643

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$24,057	$24,601	$47,020	$54,819
Cost of sales	16,508	24,601	39,471	54,819
Gross profit	7,549	—	7,549	—

Operating expenses
General & administrative expenses	$76,875	$89,837	$248,322	$273,540
Total operating expenses	76,875	89,837	248,322	273,540

Loss from operations	(69,326)	(89,837)	(240,773)	(273,540)

Other (income) expense
Finance costs	214	(711)	957	249
Other (income) expense, net	(466)	—	(3,235)	—
Total other expense (income)	(252)	(711)	(2,278)	249

Loss before income taxes	(69,074)	(89,126)	(238,495)	(273,789)

Net loss	$(69,074)	$(89,126)	$(238,495)	$(273,789)

Other comprehensive loss
Currency translation adjustment	(2,502)	—	801	—
Total comprehensive loss	$(71,576)	$(89,126)	$(237,694)	$(273,789)

Loss per common stock:
Basic	$(0.33)	$(0.43)	$(1.14)	$(1.49)
Diluted	$(0.33)	$(0.43)	$(1.14)	$(1.49)

Weighted average basic & diluted shares outstanding:
Preferred stocks	545,386	545,386	545,386	547,175
Common	209,520	209,499	209,520	183,815

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

				Preferred	Common		Additional			Accumulated Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance September 30, 2021(unaudited)	545,386	208,083	(473)	$54	$624	(60,395)	$9,443,219	$(48,718)	$(9,842,035)	—	$(507,251)
Net loss	—	—	—	—	—	—	—	—	(89,126)	—	(89,126)
Forgiveness of shareholder advances							141,025				141,025
Share issuance due to reverse split round up		1,910
Balance December 31, 2021 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,584,244	$(48,718)	$(9,931,161)	—	$(455,352)

Balance September 30, 2022(unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636	$(690,090)
Net loss	—	—	—	—	—	—	—	—	(69,074)	—	(69,074)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,502)	(2,502)
Balance December 31, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,274,032)	$2,134	$(761,666)

										Accumulated
				Preferred	Common		Additional			Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance March 31, 2021	913,500	56,268	(473)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,657,372)	$—	$(428,915)
Net loss	—	—	—	—	—	—	—	—	(273,789)	—	(273,789)
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	—	(94,173)
Conversion to common stocks	(368,114)	134,975	—	(37)	405	—	(368)	—	—	—	—
Common stock issued	—	16,708	—	—	50	—	200,450	—	—	—	200,500
Forgiveness of shareholder advances							141,025				141,025
Share issuance due to reverse-split round up	—	2,042	—	—	—	—	—	—	—	—	—
Balance December 31, 2021 (Unaudited)	545,386	299,993	(473)	$54	$624	(60,395)	$9,584,244	$(48,718)	$(9,931,161)	$—	$(455,352)

Balance March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(238,495)	—	(238,495)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	801	801
Balance December 31, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,274,032)	$2,134	$(761,666)

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(238,495)	$(273,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,752	—
Changes in working capital:
Accounts receivable & other receivable	(10,284)	(5,674)
Prepaid expenses	10,803	8,147
Accounts payable & accrued liabilities	1,197	3,890
Due to a related party	3,510	19,728
Net cash used in operating activities	(227,517)	(247,698)

Cash flows from investing activities:
Purchase of property and equipment	(14,628)	—
Net cash used in investing activities	(14,628)	—

Cash flows from financing activities:
Proceeds borrowed from related parties	179,819	362,570
Payments to related parties	—	(200,500)
Share issuance proceeds	—	200,500
Deferred costs related to equity financing	(36,503)	(23,500)
Contribution from stockholders	150,000	—
Net cash provided by financing activities	293,316	339,070

EFFECT OF EXCHANGE RATE CHANGES ON CASH	311	—
NET INCREASE (DECREASE) IN CASH	51,482	91,372
CASH, BEGINNING OF PERIOD	$69,658	$35,605
CASH, END OF PERIOD	121,140	126,977

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction
Debt forgiveness by shareholder	$—	$141,025
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit as of December 31, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from its principal stockholder, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities and assets, the reported expenses and the consolidated balance sheet classifications used.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	December 31, 2022	December 31, 2021
Period-end spot rate	EUR 1 = US$1.0698	EUR 1 = US$1.1318
Average rate for nine months period	EUR 1 = US$1.0310	EUR 1 = US$1.1762

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2022, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three and nine months ended December 31, 2022 and 2021 and there was no provision for doubtful accounts as of December 31 and March 31, 2022.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2022.

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

There were no impairment losses for the three and nine months ended December 31, 2022 and 2021.

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

3. Deferred Asset

Deferred assets of $66,503 and $30,000 as of December 31, 2022 and March 31, 2022, respectively, represented professional service fees incurred for ongoing equity financing. The amounts will be charged against share capital when the respective equity financing is completed.

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

There were no treasury stock transactions during the three and nine months ended December 31, 2022 and 2021.

Additional paid-in-capital

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

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

(i)	During the three and nine months ended December 31, 2022, YeeTah Financial charged YeeTah US$12,096 and US$34,775 (2021: US$23,644 and US$53,862) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the three and nine months ended December 31, 2022, Huihe Zheng advanced US$14,722 and US$ 177,941 (2021: US$151,579 and US$362,570) to the Company to support its operations.

(ii)	During the three and nine months ended December 31, 2022, OPG advanced US$1,817 and US$1,817 (2021: US$ nil and US$ nil) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance as of December 31 and March 31, 2022 is as follows:

	December 31, 2022	March 31, 2022
	US$	US$
Huihe Zheng	992,433	814,748
OPG	1,878	—
YeeTah Financial	7,447	3,937
Total	1,001,758	818,685

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance as of December 31 and March 31, 2022 are as follows:

	December 31, 2022	March 31, 2022
	US$	US$
Huihe Zheng	48,718	48,718

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

The Company did not have current income tax expenses for the three months and nine months ended December 31, 2022 and 2021 since it did not have taxable incomes in these two periods.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Other than an office lease with a lease term of 3 years that the Company entered into in February 2022 as below, the Company did not have significant commitments, long-term obligations, or guarantees as of December 31, 2022.

Operating lease

The weighted average remaining lease term of the operating lease is 3 years and discount rate used for the operating lease is 4.9%.

2023	$10,542
2024	42,172
2025	35,143
Total future minimum lease payments	$87,857
Less: imputed interest	(4,497)
Total operating lease liability	$83,360
Less: operating lease liability - current	38,954
Total operating lease liability – non current	$44,406

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of December 31, 2022, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements except for the following.

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

Overview

From 2016 to 2020, we were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. In 2020 this business was discontinued and we became a non-operating “shell” company until our acquisition of YeeTah, as more fully described below.

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

Self-underwritten Offering

The Company filed a registration statement on Form S-1 with the SEC, as amended (the “Registration Statement”), pursuant to which the Company is offering up to 30,000,000 shares of its common stock on a best efforts/no minimum basis. The Registration Statement was declared effective by the SEC on January 27, 2023. The offering will terminate three months after the effectiveness of the Registration Statement.

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

Due to the COVID-19 pandemic, insurance brokers in Hong Kong have been greatly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures have resulted in a significant decrease in new business for insurance brokers, such as YeeTah, that rely on in-person consultations and storefronts for customer acquisition.

Customers from mainland China contributed to a large part of YeeTah’s commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the political turmoil and travel restrictions related to the COVID-19 epidemic, mainland Chinese customers dropped sharply. As a result, YeeTah’s revenue from commissions on new business decreased significantly during the pandemic. YeeTah’s commissions from renewal premiums were materially affected since the mainland Chinese customers were late in making the renewal payments due to inability to visit Hong Kong to make the payments. Most of YeeTah’s mainland customers do not have Hong Kong bank account and used to pay their premiums through credit card or in cash in person.

Results of Operations

Three and Nine Months Ended December 31, 2022 and 2021

The following table presents an overview of the results of operations for the three and nine months ended
December 31, 2022 and 2021:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$24,057	$24,601	$47,020	$54,819
Cost of sales	16,508	24,601	39,471	54,819
Gross profit	7,549	—	7,549	—

Operating expenses
General & administrative expenses	$76,875	$89,837	$248,322	$273,540
Total operating expenses	76,875	89,837	248,322	273,540

Loss from operations	(69,326)	(89,837)	(240,773)	(273,540)

Total other expense (income)	(252)	(711)	(2,278)	249

Net income	$(69,074)	$(89,126)	$(238,495)	$(273,789)

Revenue

Revenue decreased by approximately $7,800 or 14.2% and $544 or 2.2% respectively for the nine and three   months ended December 31, 2022 as compared to the same periods of 2021. The decreases were mainly due to the decreases in the number of customers, primarily PRC mainland customers, resulting from the prolonged COVID-19 travel restriction and quarantine measures imposed by PRC and Hong Kong governments.

Cost of sales

The amounts decreased by approximately $15,000 or 28% and $8,000 or 32.9% respectively for the nine and three   months ended December 31, 2022 as compared to the same periods of 2021. The decreases were due to the decreases of revenue. The percentage of decrease in costs of sales in the three months ended December 31, 2022 is significantly higher than the percentage of decrease of its revenue in the period due to the lower commission paid out due to the dealing with the different insurance products and brokers.

General and administrative expenses

General and administrative expenses consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses decreased by approximately $25,000 or 9.2% for the nine - months ended December 31, 2022 as compared to the same period of 2021. The change is primarily due to the fact that there were more professional expenses in relation to amendments to the Company’s Annual Report on Form 10-K in 2021.

General and administrative expenses decreased by approximately $13,000 or 14.4% for the three months ended December 31, 2022 as compared to the same period of 2021. The change is primarily due to the fact that there were more professional expenses in relation to amendments to the Company’s Annual Report on Form 10-K in 2021.

Net loss

As a result of the factors described above, net loss for the three months ended December 31, 2022 decreased by approximately $20,000 or 22.5% as compared to the same period of 2021.

As a result of the factors described above, net loss for the nine months ended December 31, 2022 decreased by approximately $35,000 or 12.9% as compared to the same period of 2021.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2022 and 2021.

The exchanges rates used for translation from Euro to US$ are as follows:

	December 31, 2022	December 31, 2021

Period-end spot rate	EUR1= US$1.0698	EUR1= US$1.1318
Average rate for nine months period	EUR1= US$1.0310	EUR1= US$1.1762

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows  . Our expenses are paid directly either by YeeTah or our principal stockholder.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of December 31 and March 31, 2022, we had $121,140 and $69,658, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Net cash used in operating activities	$(227,517)	$(247,698)
Net cash used in investing activities	(14,628)	—
Net cash provided by financing activities	293,316	339,070
Effect of Exchange rate changes on cash	311	—
Net increase (decrease) in cash, cash equivalents	51,482	91,372
Cash and cash equivalents at beginning of period	69,658	35,605
Cash and cash equivalents at end of period	$121,140	$126,977

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations of the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control, such as the unforeseeable impact from COVID-19 and the recovery of the China and Hong Kong economy following the pandemic.

Operating Activities:

Net cash used in operating activities was approximately $228,000 for the nine months ended December 31, 2022, compared to net cash used in operating activities of $248,000 for 2021, representing a decrease of approximately $20,000 in the net cash outflow in operating activities. The decrease in net cash used in operating activities was primarily due to a decrease of net loss of $35,000 in the nine months ended December 31, 2022 as compared to the same period of 2021 and the following major working capital changes:

(1)	Change in prepaid expenses resulted in an approximately $11,000 cash inflow for the nine months ended December 31, 2022 compared to an approximately $8,000 cash inflow for the same period of 2021, which led to an approximately $3,000 increase in net cash inflow from operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $1,000 cash inflow for the nine months ended December 31, 2022 compared to an approximately $4,000 cash inflow for the same period of 2021, which led to an approximately $3,000 decrease in net cash inflow from operating activities.

(3)	Change in due to a related party resulted in an approximately $4,000 cash inflow for the nine months ended December 31, 2022 compared to an approximately $20,000 cash inflow for the same period of 2021, which led to an approximately $16,000 decrease in net cash inflow from operating activities.

(4)	Change in accounts receivable resulted in an approximately $11,000 cash outflow for the nine months ended December 31, 2022 compared to an approximately $6,000 cash outflow for the same period of 2021, which led to an approximately $5,000 increase in net cash outflow from operating activities.

(5)	Change in non-cash item resulted in an approximately $6,000 cash inflow for the nine months ended December 31, 2022 compared to zero cash inflow for the same period of 2021, which led to an approximately $6,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $15,000 for the nine months ended December 31, 2022, which was solely attributable to acquisitions of fixed assets. There were no investing cash activities for the same period of 2021.

Financing Activities:

Net cash generated from financing activities was approximately $293,000 for the nine months ended December 31, 2022, which was attributable to the net results of: (i) related-party advances of approximately $180,000; (ii) stockholder contribution of $150,000; (iii) prepayment of $37,000 issuance costs for future equity financing.

Net cash generated from financing activities was approximately $339,000 for the nine months ended December 31, 2021, which was attributable to the net results of: (i) related-party advances of approximately $363,000; (ii) share issuance proceeds of $200,500; (iii) repayment of related party of $200,500 and payment of $24,000 issuance costs for share issued in the period.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of December 31, 2022 are summarized as follows:

Operating lease

2023	$10,542
2024	42,172
2025	35,143
Total future minimum lease payments	$87,857
Less: imputed interest	(4,497)
Total operating lease liability	$83,360
Less: operating lease liability - current	38,954
Total operating lease liability – non current	$44,406

Critical Accounting Estimates

There were no areas requiring significant management judgments and estimates for the periods covered by this Report

Off-balance Sheet Commitments and Arrangements

As of December 31, 2022, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 14, 2023	By:	/s/ Huihe Zheng
Huihe Zheng
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Tim Shannon
Tim Shannon
Chief Financial Officer
(Principal Financial Officer)