Form 10-K
period 2023-03-31
QDM International Inc.
filed 2023-06-29
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

+ 852 34886893
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Marketplace operated by the OTC Markets as of September 30, 2022  ($0.81) was approximately $ 41,038.65.

As of June 29, 2023, 29,156,393 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
ZH CPA, LLC	Denver, Colorado	6413

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the impact of public health epidemics, including the COVID-19 pandemic in Mainland China, Hong Kong and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	the impact of political uncertainty and social unrest in Hong Kong and laws, rules and regulations of the Chinese government aimed at addressing such unrest;

●	the market for our services in Hong Kong and Mainland China;

●	our expansion and other plans and opportunities;

●	our future financial and operating results, including revenues, income, expenditures, cash balances and other financial items;

●	current and future economic and political conditions in Hong Kong and Mainland China;

●	the future growth of the Hong Kong insurance industry as a whole and the professional insurance intermediary sector in particular;

●	our ability to attract customers, further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees in order to enable them to develop our business;

●	changes in applicable laws or regulations in Hong Kong related to or that could impact our business;

●	our management of business through a U.S. publicly-traded and reporting company; and

●	other assumptions regarding or descriptions of potential future events or circumstances described in this Report underlying or relating to any forward-looking statements.

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

ii

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise indicated or the context otherwise requires, references in this Report to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company;

●	“BVI” are to the British Virgin Islands;

●	“Common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“EUR,” “€” and “Euro” are to the legal currency of those member states of the European Union that have adopted the single currency;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of the QDM BVI;

●	“QDM” and the “Company” refer to QDM International Inc., a Florida corporation; and

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, each convertible into eleven shares of common stock initially;

●	the “Group” are to QDM BVI, QDM HK and YeeTah, collectively;

●	“Technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	“We,” “us,” and “our” refer to QDM International Inc. and/or its consolidated subsidiaries, unless the context suggests otherwise; and

●	“YeeTah” are to Hong Kong YeeTah Insurance Broker Limited, formerly known as YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

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

Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at HK$7.80 = US$1.00, which is the prevailing exchange rate as of March 31, 2023. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

iii

PART I

Item 1. Business.

Overview

QDM is a holding company incorporated in Florida with no material operations, and we conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, primarily in Hong Kong.

YeeTah sells a wide range of insurance products consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah also provides its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are mandatory retirement protection schemes set up for employees who are Hong Kong residents.

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

As of the date of this Report, YeeTah has been a party to agreements with 19 insurance companies in Hong Kong, and offers approximately 431 insurance products to our customers. For the fiscal year ended March 31, 2023, an aggregate of 98.92% of YeeTah’s total commissions was attributable to its top two insurance companies, each accounted for more than 10% of its total commissions. For the fiscal year ended March 31, 2022, an aggregate of 81.45 % of YeeTah’s total commissions was attributable to its top two insurance companies, each accounted for more than 10% of our total commissions.

As of March 31, 2023, YeeTah had serviced an aggregate of 679 customers in connection with the purchase of an aggregate of 735 insurance products as well as a total of 44 customers for MPF related services.

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

Public Offering

In March, 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 28,910,400 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937. The material terms of the 2023 Offering are described in the prospectus, dated January 27, 2023, filed by the Company with the SEC on February 01, 2023, pursuant to Rule 424(b) under the Securities Act. The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-267263), originally filed with the SEC on September 2, 2022 (as amended, the “Registration Statement”), which was declared effective by the SEC on January 27, 2023.

Holding Company Structure

QDM is not an operating company but a Florida holding company with operations primarily conducted through its indirectly wholly-owned subsidiary based in Hong Kong. Our investors hold shares of common stock in QDM, the Florida holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China. 24/7 Kid, Lutter Global Limited (“LGL”), and QDM Software Group Limited (“QDMS”) currently have no operations. Our corporate organizational structure is as follows as of the date of this Report:

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

Currently, PRC laws and regulations do not prohibit direct foreign investment in our Hong Kong operating subsidiary. Nonetheless, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of the uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which would likely cause the value of our securities to significantly decline or become worthless.

The Holding Foreign Companies Accountable Act (the “HFCAA”)

As more stringent criteria applying to emerging market companies upon assessing the qualification of their auditors have been imposed by the United States Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”) recently, and under the HFCAA, our securities may be prohibited from being traded on the over-the-counter (the “OTC”) markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB has been able to conduct inspections and investigations completely in the PRC in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in the PRC might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in the PRC, the PCAOB will act expeditiously to consider whether it should issue a new determination.

As of the date of this Report, our auditor, ZH CPA, LLC is not subject to the determinations as to inability to inspect or investigate completely as announced by the PCAOB on December 16, 2021 as they are not on the list published by the PCAOB. As a firm registered with the PCAOB, ZH CPA, LLC is headquartered in Denver, Colorado, and is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the HFCAA, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three” on page 34.

Transfers of Cash to and from Our Subsidiaries

QDM is a holding company incorporated in Florida with no material operations of its own, and we conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, primarily in Hong Kong. We may rely on dividends and other distributions on equity to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” The laws and regulations of the PRC do not currently have any material impact on transfer of cash from us to YeeTah or from YeeTah to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

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

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 30 and “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 32.

Regulatory Permissions and Developments

Our counsel as to PRC law has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

For example, on June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on certain activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China,” or “PRC Personal Information Protection Law,” which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (i) such processing is for the purpose of providing products or services for natural persons within China, (ii) such processing is to analyze or evaluate the behavior of natural persons within China, or (iii) there are any other circumstances stipulated by related laws and administrative regulations.

On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations require that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, replacing the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must undergo a cybersecurity.

On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, (i) domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (A) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. In such circumstances, where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. As of the date of this Report, the revised Provisions have come into effect. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

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

On November 3, 2021, we acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. We acquired QDMS through an intermediary holding company, LGL , which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to us for a consideration of USD$1.00. As a result, we acquired a 100% ownership of LGL, which, in turn, owns 100% of QDMS. Although QDMS has no operation as of the date of this Report, QDMS plans to engage in the research and development of CRM SaaS, with a business model derived from “customer-centered” CRM concept to improve enterprise-customers relationship. We plan to market QDMS’ SaaS services to our network of banks, securities companies, insurance companies and other financial services providers in Hong Kong and China.

Our current principal offices are located at Room 1030B, 10/F, Ocean Centre, Harbour City,5 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our phone number is +852 34886893

QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the BVI. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2023, YeeTah had distributed an aggregate of 735 life and medical insurance policies from 19 insurance companies in Hong Kong. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners, and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, including but not limited to, Prudential and AIA International Limited which have very stringent requirements on selection of brokers. YeeTah has been working with them for a few years and is able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s administrative manager has more than 20 years of experience in the insurance industry and ten years of management experience.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that YeeTah’s strong in-house training program, which covers both product knowledge and sales skills, gives it a competitive edge over the other professional insurance intermediaries and helps YeeTah retain its sales force and improve our sales. The training also emphasizes inculcating in YeeTah’s technical representatives our corporate culture of customer service and commitment to high ethical standards.

Growth Strategy

Our goal is to further expand our distribution network. To achieve this goal, we intend to capitalize on the growth potential of mainland China and Hong Kong’s insurance industry and the insurance intermediary sector, leverage our competitive strengths and pursue the following strategy:

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

Recent Developments

Impact of COVID-19

In 2019, an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic, the governments of many countries, states, cities and other geographic regions, including Hong Kong, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.

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

In early 2023, Hong Kong has fully reopened its borders with mainland China. With the lifting of travel restriction, customers from mainland China can travel to Hong Kong again to meet with insurance brokers. As a result, the Company’s revenue has significantly increased for the years ended March 31, 2023 compared to fiscal 2022. Refer to “Results of Operations” below for details.

In May 2023, the World Health Organization declared an end to the Covid-19 emergency.

Public Offering

In March, 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 28,910,400 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937. The material terms of the 2023 Offering are described in the prospectus, dated January 27, 2023, filed by the Company with the SEC on February 01, 2023, pursuant to Rule 424(b) under the Securities Act. The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-267263), originally filed with the SEC on September 2, 2022 (as amended, the “Registration Statement”), which was declared effective by the SEC on January 27, 2023.

Change of Principal Office

Our principal executive office changed from Room 715, 7F, The Place Tower C, No. 150 Zunyi Road, Changning District, Shanghai, China to our current principal office, which are located at Room 1030B, 10/F, Ocean Centre, Harbour City,5 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our current phone number is + 85234886893.

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

As of March 31, 2023, there were 164 authorized insurers in Hong Kong, of which 89 were pure general insurers, 53 were pure long term insurers, 19 were composite insurers and 3 were special purpose insurers; furthermore, there were 1,733 licensed insurance agencies, 79,323 licensed individual insurance agents and 24,060 licensed technical representatives (agent).  In addition, there were 817 licensed insurance broker companies and 10,624 licensed technical representatives (broker) on the same date. In 2021, the total gross premiums of the Hong Kong insurance industry increased by 0.06% to $581.7 billion.

Market Potential and Recent Trends

Life insurance industry in Hong Kong is forecasted by Global data to reach US $96.5 billion in 2026. Hong Kong life insurance industry is projected to grow at a compound annual growth rate (CAGR) of 6.6% from HKD543.5b billion (approximately US$70.0 billion) in 2021 to HKD748.6 billion (approximately $US 96.5 billion) in 2026, in terms of direct written premiums (“DWP”), according to GlobalData.

Whole life insurance was the largest segment with a DWP share of 64.8% in 2020. It declined by 1.1% in 2020 due to the COVID-19 pandemic-led travel restrictions. Prior to the pandemic, a large proportion of whole life insurance premiums were attributed to Chinese visitors, who purchased their policies from Hong Kong due to favorable terms and greater flexibility offered to them as compared to policies sold in China. Endowment insurance was the second-largest line with a 13.4% share in 2020. It grew by 17.5% in 2020, driven by strong demand for high return insurance policies. The introduction of investment-linked insurance with high mortality coverage is expected to support the demand for endowment products. Endowment insurance is expected to grow at a CAGR of 9.9% during 2021-2026.

General annuity, which is the third-largest line with a DWP share of 9.3%, was declined by 16.2% in 2020. It is expected to grow at a CAGR of 6.3% during 2021-2026, driven by the demographic factors such as higher life expectancy. In addition, the introduction of tax benefits on Qualified Deferred Annuity Policies in September 2021 will further support the demand for annuity products. Term life, pension, and other life insurance lines accounted for the remaining 12.5% share. Hong Kong’s life insurance market is expected to be the third-highest in the Asia-Pacific region, after India and China, with a projected CAGR of 6.6% during 2021 to 2026. Gradual resumption in economic activities and increase in the sale of life insurance policies to mainland Chinese visitors are expected to support the growth of Hong Kong life insurance market over the next five years.

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

Life and Medical Insurance Products

Our life and medical insurance products collectively accounted for approximately 99.49% and 92.7% of our net revenues for the fiscal years ended March 31, 2023 and 2022, respectively. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.72% to 168% of the first year premiums and in the range of 0% to 49.5% of renewal premiums.

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

We believe due to mainland China and Hong Kong’s rapidly aging population, high national savings rate, sustained economic development, rising household income, strong support from government policies and regulations, and enhanced risk protection awareness, Hong Kong’s life and medical insurance sector will experience faster growth than the other insurance sectors, and currently we plan to allocate greater resources to develop our life and medical insurance business.

General Insurance Products

Our general insurance products, also known as property and casualty insurance products, accounted for approximately 0.51% and 7.3% of our net revenues for the fiscal years ended March 31, 2023 and 2022, respectively. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 5.0% - 55.0% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

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

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retire plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPF as trustees to administer the MPF and ORSO schemes. As of March 31, 2023, there were a total 12 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% - 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. We assisted an aggregate of 44 customers with account opening and transfer of funds through the MPF scheme since inception.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2023, we had six technical representatives in Hong Kong. YeeTah was a party to an agreement with YeeTah Financial Group Co., Ltd. (“YeeTah Financial”), a company controlled by its former officer and director, which referred customers, most of whom were mainland visitors, to YeeTah for the purchase of insurance products in Hong Kong in exchange for certain fees paid by YeeTah out of its commissions earned through the insurance policies purchased by the referred customers.

Customers

From March 2017 to March 31, 2023, the total number of our individual customers grew from 329 to 679. By providing premium customer services to our customers, we also strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, i.e., a customer who purchases more than one product from us. During each of the fiscal years ended March 31, 2023 and 2022, we had 8 customers from Hong Kong and 55 customers from Mainland China.

Collaboration with Insurance Companies

As of March 31, 2023, YeeTah had entered into long-term agreements with 19 insurance companies in Hong Kong, pursuant to which we are authorized to market and distribute certain insurance products of those companies to our customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

For the fiscal years ended March 31, 2023 and 2022, our top three insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2023		Fiscal Year Ended March 31, 2022
Company Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
AIA	90,446.17	7.98%	23,311	33.7%
PRUDENTIAL	1,030,716.7	90.94%	32,975	47.7%
FTLIFE	2,950.94	0.26%	5,419	7.8%

Collaboration with Business Partners

On February 5, 2021, the Company entered into a cooperation agreement (the “Agreement”) with Beijing HeWuHuiYing Equity Investment Co., Ltd., a limited liability company in China (“HeWuHuiYing”). Pursuant to the Agreement with HeWuHuiYing, HeWuHuiYing will promote the Company’s brand, products and services in mainland China, including business development, market research, referral and selection of business partners and clients, customer services and other related services. In consideration for such services, the Company agreed to issue to HeWuHuiYing an aggregate of 50,000 shares (1,500,000 shares before the Reverse Stock Split) of its common stock (the “Compensation Shares”) subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted; provided, however, HeWuHuiYing shall only be entitled to (i) 50% of the Compensation Shares if the Company achieves a revenue of at least US$4 million for the fiscal year ended March 31, 2022; and (ii) the remaining 50% of the Compensation Shares if the Company achieves a revenue of at least US$6 million for the fiscal year ended March 31, 2023. The determination of whether or not the performance targets are achieved shall be based on the Company’s audited financial statements for the applicable period. The foregoing performance targets shall be met on an all-or-nothing basis, and there shall be no partial issuance. Upon satisfaction of the performance targets, the applicable portion of the Compensation Shares shall be issued to HeWuHuiYing in four equal installments on a quarterly basis beginning on the date of determination that the applicable target is met.

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of product offerings, customer services and reputation. Our principal competitors include:

●	Professional insurance intermediaries. As of March 31, 2023, there were a total of 2,356 and 828 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance intermediaries are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies as well as better insurance premium.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products and professional services.

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

Intellectual Property

As of March 31, 2023, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

YeeTah had two full-time employees and we had two executive officers as of both March 31, 2023 and 2022. YeeTah also had six and ten licensed technical representatives as of March 31, 2023 and 2022, respectively. Technical representatives are licensed individuals who provide regulated advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives are not our employees and are only compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of basic commission rate provided by each insurance company.

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

Item 1A. Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors.” If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Summary of Risk Factors

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	We incurred net losses in the past and there can be no assurance that we will be able to become profitable in the future.

●	Our business, financial condition and results of operations have been and may continue to be materially adversely affected by the COVID-19 epidemic in mainland China and Hong Kong.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly and annual variations are not within our control.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

Risks Related to Doing Business in Hong Kong

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in mainland China and Hong Kong, which could materially and adversely affect our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business” on page 30, and “- Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 31;

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we inadvertently conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in the Hong Kong and the profitability of such business,” on page 30,” - Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” on page 31, and “- The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors.” on page 33;

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no substantive operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our common stock, which would materially affect the interest of the investors” on page 33;

●

The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the auditor because of a position taken by an authority in a foreign jurisdiction, such as the PRC or Hong Kong authorities, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in the delisting of the Company’s securities. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Under the HFCAA, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three” on page 34;

●	QDM is a holding company with operations conducted through its wholly-owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 32, and “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.” on page 30;

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” on page 32;

●	QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders” on page 37;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.” on page 37;

●	The market price for our securities could be adversely affected by increased tensions between the United States and China. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The market price for our securities could be adversely affected by increased tensions between the United States and China.” on page 32;

●	Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.” on page 32; and

●	The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business. Please see “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong – The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.” on page 32.

Risks Related to Our Common Stock

●	The limited public trading market may cause volatility in our stock price.

●	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

●	Our controlling stockholder may exercise significant influence over us and may be subject to conflicts of interest.

●	The Series B and Series C Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	Our management has determined that our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2023, an aggregate of 98.92% of our total commissions were attributed to our top two insurance companies, each accounted for more than 10% of our total revenue. For the fiscal year ended March 31, 2022, an aggregate of 81.45% of our total commissions were attributable to our top two insurance company partners, each accounted for more than 10% of our total revenue.

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

As of March 31, 2023, we had six  technical representatives. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular, Mr. Huihe Zheng, our President and Chief Executive Officer. If our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel in the insurance industry is intense because of a number of factors including the limited pool of qualified candidates. We may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information, key professionals and staff members.

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

Our customer database holds confidential information concerning our customers. We may be unable to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers. Confidential information of our customers may also be misappropriated or inadvertently disclosed through insurance agents’ misconduct or mistake. We may also in the future be required to disclose certain confidential information concerning our customers to government authorities. Any compromise of our security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

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

We aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Our counsel as to PRC law has advised us that we are not subject to cybersecurity review with the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, our counsel as to PRC law has advised us that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Item 1. Business – Regulatory Permissions and Developments” on page 4.

Under the HFCAA, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the HFCAA. The HFCAA was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCAA. In essence, the HFCAA requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges or trading through any other trading method within the SEC’s regulatory jurisdiction, including trading on the OTC markets, if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCAA and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected, and our securities could be prohibited from being traded on any U.S. national securities exchange, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S law. It includes three provisions that, if abided by, would grant the PCAOB complete access for the first time: (1) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates – without consultation with, nor input from, Chinese authorities; (2) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; and (3) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. However, if in the future the PCAOB is prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, then the companies audited by those registered public accounting firms could be subject to a trading prohibition on U.S. markets pursuant to the HFCAA.

The audit report included in this Report was issued by ZH CPA, LLC, a U.S. based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China or Hong Kong without the approval of relevant government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Furthermore, if the PCAOB is unable to inspect or investigate completely our auditor, it could result in the prohibition of trading in our securities by not being allowed to list on a U.S. exchange, and as a result an exchange may determine to delist our securities, which would materially affect the interest of our investors.

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

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations require that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, replacing the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must undergo a cybersecurity. On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, (i) domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (A) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. In such circumstances, where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. As of the date of this Report, the revised Provisions have come into effect. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

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

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2023 and 2022, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2023, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Our principal executive office is located at Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong.

We do not lease or own any other properties.

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

(b) Stockholders of Record

Based upon information furnished by our transfer agent, as of June 26, 2023, we had approximately 380 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

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

In April 2021, the Company consummated a closing of a “best efforts” self-underwritten public offering of its common stock and sold an aggregate of 16,708 shares of its common stock, at a price of $12 per share to certain investors, generating gross proceeds of $200,500. The material terms of a “best efforts” self-underwritten public offering are described in the prospectus, dated April 13, 2021, filed by the Company with the SEC on April 14, 2021, pursuant to Rule 424(b) under the Securities Act, and is registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252967), originally filed with the SEC on February 10, 2021, which was declared effective by the SEC on April 13, 2021.

On May 17, 2021, upon receipt of a conversion notice from holders of the Series C Preferred Stock, the Company issued 134,975 shares (4,049,254 shares before the Reverse Stock Split) of the common stock, upon conversion of an aggregate of 368,114 shares of Series C Preferred Stock, at a conversion ratio of 30-for-11 (1-for 11 before the Reverse Stock Split), pursuant to the terms of the Certification of Designation for the Series C Preferred Stock. The issuance of shares of common stock upon conversion of the Series C Preferred Stock was deemed to be exempt from registration under the Securities Act, in reliance on Section 3(a)(9) of the Securities Act.

In March, 2023, the Company also granted 36,000 shares to certain executives and directors of the Company for their services rendered. The fair value of the shares granted is $36,000 on the grant date, which is recognized as shared-based payment expense for the year ended March 31, 2023. The issuance of shares of common stock was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

HW FUND and Willington Capital Limited, which are the affiliated purchasers to the Company, participated in the share subscription in the 2023 Offering. Huihe Zheng, the Company’s Chief Executive Officer and President, is the controlling shareholder and director of HW FUND and holds the voting and dispositive power over the shares held by HW FUND. Huili Shen, the Company’s director, is the sole shareholder and director of Willington Capital Limited and holds the voting and dispositive power over the shares held by Willington Capital Limited. HW FUND purchased 12,000,000 common stock in consideration of US$972,000.  Willington Capital Limited purchased 5,000,000 common stock in consideration of US$405,000.

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

Impact of COVID-19

In 2019, an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic, the governments of many countries, states, cities and other geographic regions, including Hong Kong, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.

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

In early 2023, Hong Kong has fully reopened its borders with mainland China. With the lifting of travel restriction, customers from mainland China can travel to Hong Kong again to meet with insurance brokers. As a result, the Company’s revenue has significantly increased for the years ended March 31, 2023 compared to fiscal 2022. Refer to “Results of Operations” below for details.

In May 2023, the World Health Organization declared an end to the Covid-19 emergency.

Public Offering

In March, 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 28,910,400 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937. The material terms of the 2023 Offering are described in the prospectus, dated January 27, 2023, filed by the Company with the SEC on February 01, 2023, pursuant to Rule 424(b) under the Securities Act. The Offering is registered pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-267263), originally filed with the SEC on September 2, 2022 (as amended, the “Registration Statement”), which was declared effective by the SEC on January 27, 2023.

Results of Operations

Years Ended March 31, 2023 and 2022

The following table presents an overview of the results of operations for the years ended March 31, 2023 and 2022:

	For the Years Ended March 31,
	2023	2022
Revenue	$1,133,146	$68,969
Cost of sales	716,751	68,836
Gross profit	416,395	133

Operating expenses
General & administrative expenses	$374,142	$376,968
Total operating expenses	374,142	376,968

Income (loss) from operations	42,253	(376,835)

Total other expense (income)	(2,297)	1,330

Net income (loss)	$44,550	$(378,165)

Revenue

Revenue increased by approximately $1.1 million or 1543.0% for the year ended March 31, 2023 as compared to the fiscal year of 2022. The increases were mainly due to lifting of COVID-19 travel restriction and quarantine measures. Due to the COVID-19 pandemic, insurance brokers in Hong Kong have been greatly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures have resulted in a significant decrease in new business for insurance brokers, such as YeeTah, that rely on in-person consultations and storefronts for customer acquisition. Customers from mainland China contributed to a large part of YeeTah’s commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the travel restrictions related to the COVID-19 epidemic, mainland Chinese customers dropped sharply in fiscal 2022. As a result of the lifting of the travel restrictions, mainland Chinese customers can travel to Hong Kong again. YeeTah’s revenue from commissions on new business therefore increased significantly during fiscal 2023 compared to fiscal 2022.

Cost of sales

The amounts increased by approximately $0.6 million or 941.2% for the year ended March 31, 2023 as compared to the same period of 2022. The increase was due to the significant increases of revenue.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses decreased by approximately $0.003  million or 0.7 % for the year ended March 31, 2023 as compared to the same period of 2022. The change is primarily due to the fact that there were more professional expenses in relation to amendments to the Company’s Annual Report on Form 10-K in 2022.

Net income (loss)

As a result of the factors described above, net income for the year ended March 31, 2023 increased by approximately $0.4 million or 111.2%  as compared to the same period of 2022, which incurred a net loss of $0.4 million.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2023 and 2022.

The exchanges rates used for translation from Euro to US$ are as follows:

	March 31, 2023	March 31, 2022

Period-end spot rate	EUR1= US$1.0872	EUR1= US$1.1093
Average rate for the year	EUR1= US$1.0414	EUR1= US$1.1627

Liquidity and Capital Resources

We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal stockholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid directly either by YeeTah or our principal stockholder.

Yeetah is a registered insurance brokerage in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of March 31, 2023 and, we had $2,717,745 and $69,658, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Year Ended March 31, 2023	Year Ended March 31, 2022
Net cash provided by (used) in operating activities	$11,813	$(398,610)
Net cash used in investing activities	(17,503)	(3,700)
Net cash provided by financing activities	2,653,431	436,363
Effect of Exchange rate changes on cash	346	—
Net increase in cash, cash equivalents	2,648,087	34,053
Cash and cash equivalents at beginning of period	69,658	35,605
Cash and cash equivalents at end of period	$2,717,745	$69,658

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal stockholder. In light of impact on our operations of the COVID-19 epidemic in China and Hong Kong, we undertook certain cost cutting measures, including but not limited to, relocating to a new office with a much lower rent and reducing the number of employees. Discretionary expenditures are also curtailed or reduced to save costs. In addition to adjusting our operating expenditures, we will continue to seek opportunities of equity financings and financial supports from our principal stockholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal stockholder, the availability of such financings when required is dependent on many factors beyond our control.

Operating Activities:

Net cash generated from operating activities was approximately $12,000 for the year ended March 31, 2023, compared to net cash used in operating activities of $399,000 for 2022, representing a decrease of approximately $410,000 in the net cash outflow in operating activities. The decrease in net cash used in operating activities was primarily due to a decrease of net loss of $420,000  in the year ended March 31, 2023 as compared to the same period of 2022 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $289,000 cash outflow for the year ended March 31, 2023 compared to an approximately $1,000 cash outflow for the same period of 2022, which led to an approximately $288,000 increase in net cash outflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $209,000 cash inflow for the year ended March 31, 2023 compared to an approximately $10,000 cash inflow for the same period of 2022, which led to an approximately $199,000 increase in net cash inflow from operating activities.

(3)	Change in due to a related party resulted in an approximately $4,000 cash inflow for the year ended March 31, 2023 compared to an approximately $19,000 cash outflow for the same period of 2022, which led to an approximately $23,000 increase in net cash inflow from operating activities.

(4)	Change in non-cash items resulted in an approximately $44,000 cash inflow for the year ended March 31, 2023 compared to an approximately $2,000 cash outflow for the same period of 2022, which led to an approximately $46,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $18,000 for the year ended March 31, 2023, which was solely attributable to acquisitions of fixed assets. Net cash used in investing activities was approximately $3,700 for the year ended March 31, 2022, which was solely attributable to acquisitions of fixed assets.

Financing Activities:

Net cash generated from financing activities was approximately $2,653,000 for the year ended March 31, 2023, which was attributable to the net results of: (i) related-party advances of approximately $224,000; (ii) stockholder contribution of $150,000; (iii) proceeds of approximately $2,340,000 received from equity financing; and (iv) share issuance costs of approximately $61,000 incurred for equity financing.

Net cash generated from financing activities was approximately $436,000 for the year ended March 31, 2022, which was attributable to the net results of: (i) related-party advances of approximately $290,000; (ii) share issuance proceeds of $200,000; (iii) share issuance costs of approximately $54,000 incurred for equity financing.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had one office lease agreement and our lease commitments as of March 31, 2023 are summarized as follows:

Operating lease

2024	$42,172
2025	35,143
Total future minimum lease payments	$77,314
Less: imputed interest	(3,515)
Total operating lease liability	$73,799
Less: operating lease liability - current	29,393
Total operating lease liability – non current	$44,406

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

Off-balance Sheet Commitments and Arrangements

As of March 31, 2023, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

QDM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QDM International Inc. and the subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ deficit, and consolidated statements of cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

June 29, 2023

1600 Broadway, Suite 1600, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 AND 2022

	March 31, 2023	March 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,717,745	$69,658
Accounts receivable	291,900	2,474
Prepaid expenses	18,856	18,855
Deferred assets	—	30,000
Total current assets	3,028,501	120,987

Right of use assets – operating lease	75,557	113,108
Long-term prepaids	27,720	32,848
Property and equipment, at cost, net	18,256	3,700

Total assets	$3,150,034	$270,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$222,753	$14,579
Operating lease liabilities - current	29,393	37,551
Due to related party	1,047,108	818,685

Total current liabilities	1,299,254	870,815

Operating lease liabilities – non current	44,406	73,800
Total liabilities	1,343,660	944,615

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of March 31, 2023 and 2022, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,156,393 and 209,993 shares issued and 29,155,920 and 209,520 shares outstanding as of March 31, 2023 and 2022, respectively	3,519	624
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	9,468,667
Accumulated deficit	(9,990,987)	(10,035,537)
Accumulated other comprehensive income	1,670	1,333
Total stockholders’ equity (deficit)	1,806,374	(673,972)

Total liabilities and stockholders’ equity	$3,150,034	$270,643

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31 2023 AND 2022

	For the Years Ended March 31,
	2023	2022

Revenue	$1,133,146	$68,969
Cost of sales	716,751	68,836
Gross profit	416,395	133

Operating expenses
General & administrative expenses	$374,142	$376,968
Total operating expenses	374,142	376,968

Income (loss) from operations	42,253	(376,835)

Other (income) expense
Finance costs	1,195	1,330
Other (income) expense, net	(3,492)	—
Total other expense (income)	(2,297)	1,330

Income (loss) before income taxes	44,550	(378,165)

Net income (loss)	$44,550	$(378,165)

Other comprehensive income (loss)
Currency translation adjustment	337	1,333
Total comprehensive income (loss)	$44,887	$(376,832)

Income (loss) per common stock:
Basic	$0.12	$(1.99)
Diluted	$0.12	$(1.99)

Weighted average basic & diluted shares outstanding:
Preferred stocks	545,386	546,733
Common	370,050	190,170

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

										Accumulated
				Preferred	Common		Additional			Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance March 31, 2021	913,500	56,268	(473)	$91	$169	(60,395)	$9,337,310	$(48,718)	$(9,657,372)	$—	$(428,915)
Net loss	—	—	—	—	—	—	—	—	(378,165)	—	(378,165)
Share offering costs	—	—	—	—	—	—	(94,173)	—	—	—	(94,173)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	1,333	1,333
Conversion to common stocks	(368,114)	134,975	—	(37)	405	—	(368)	—	—	—	—
Common stock issued	—	16,708	—	—	50	—	200,257	—	—	—	200,307
Forgiveness of shareholder advances							25,641				25,641
Share issuance due to reverse-split round up	—	2,042	—	—	—	—	—	—	—	—	—
Balance March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net income	—	—	—	—	—	—	—	—	44,550	—	44,550
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	337	337
Share issuance	—	28,910,400	—	—	2,891	—	2,337,046	—	—	—	2,339,937
Share offering costs	—	—	—	—	—	—	(90,478)	—	—	—	(90,478)
Share-based payment	—	36,000	—	—	4	—	35,996	—	—	—	36,000
Balance March 31, 2023	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net income (loss)	$44,550	$(378,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,075	—
Share-based payment expense	36,000	—
Non-cash lease expenses	—	(1,757)
Changes in working capital:
Accounts receivable & other receivable	(289,426)	(224)
Prepaid expenses	—	(4,049)
Long-term prepaid expenses	—	(5,128)
Accounts payable & accrued liabilities	208,374	9,683
Due to a related party	4,240	(18,970)
Net cash provided by (used in) operating activities	11,813	(398,610)

Cash flows from investing activities:
Purchase of property and equipment	(17,503)	(3,700)
Net cash used in investing activities	(17,503)	(3,700)

Cash flows from financing activities:
Proceeds borrowed from related parties	223,972	289,556
Share issuance proceeds	2,339,937	200,307
Issuance costs related to equity financing	(60,478)	(53,500)
Contribution from stockholders	150,000	—
Net cash provided by financing activities	2,653,431	436,363

EFFECT OF EXCHANGE RATE CHANGES ON CASH	346	—
NET INCREASE (DECREASE) IN CASH	2,648,087	34,053
CASH, BEGINNING OF PERIOD	$69,658	$35,605
CASH, END OF PERIOD	2,717,745	69,658

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction
Debt forgiveness by shareholder	$—	$25,641
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

QDM International Inc.

Notes to Consolidated Financial Statements

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited, which changed its name to Hong Kong YeeTah Insurance Broker Limited (“YeeTah”) in December 2022, a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

2. Summary of significant accounting policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2023 and 2022.

The exchanges rates used for translation from Euro to US$ are as follows:

	March 31, 2023	March 31, 2022
Year-end spot rate	EUR 1 = US$1.0872	EUR 1 = US$1.1093
Average rate for the year	EUR 1 = US$1.0414	EUR 1 = US$1.1627

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2023, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

During the year ended March 31, 2023, the largest customer accounted for 91% of the Company’s total revenue. During the year ended March 31, 2022, the two largest customers in aggregate accounted for 81% of the Company’s total revenue.

During the year ended March 31, 2023, the largest supplier (sub-broker) accounted for 93% of the Company’s total costs of sale. During the year ended March 31, 2022, the largest supplier (sub-broker) accounted for totally 99% of the Company’s total costs of sale.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the years ended March 31, 2023 and 2022 and there was no provision for doubtful accounts as of March 31, 2023 and 2022.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2023.

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

There were no impairment losses for the years ended March 31, 2023 and 2022.

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

3. Deferred Asset

Deferred assets of $30,000 as of March 31, 2022 represented professional service fees incurred for equity financing. The amounts was charged against share capital for equity financing completed in March 2023 (Note 4).

4. Equity

Reverse Stock Split

On August 10, 2021, the Company effected a reverse stock split of its common stock, without changing the par value per share, whereby each 30 issued and outstanding shares of common stock were consolidated into one share of common stock (the “Reverse Split”).

Yeetah is a registered insurance brokerage in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the requirements as of March 31, 2023.

Common Stock

In April 2021, the Company consummated a closing of a “best efforts” self-underwritten public offering of its common stock, par value $0.0001 per share (the “2021 Offering”), in which the Company issued and sold an aggregate of 16,708 shares (501,250 shares before the Reverse Split) of its common stock at a price of $12 per share ($0.40 before the Reverse Split) to certain investors, generating gross proceeds to the Company of $200,307. Share offering costs of $94,173 were offset against the share capital in relation to the 2021 Offering.

In March, 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 28,910,400 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937. Share offering costs of $90,478  were offset against the share capital in relation to the 2023 Offering.

In March, 2023, the Company also granted 36,000 shares to certain executives and directors of the Company for their services rendered. The fair value of the shares granted is $36,000 determined by using the trading price  on the grant date and the amount is recognized as shared-based payment expense for the year ended March 31, 2023.

There were no treasury stock transactions during the years ended March 31, 2023 and 2022.

Additional paid-in-capital

During the year ended March 31, 2022, Mr. Zheng, the Company’s principal stockholder, Chairman and Chief Executive Officer, forgave $25,641 related party balance due from YeeTah, which is treated as a capital transaction.

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

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng
Tim Shannon	Chief Financial Officer

Related Party Transactions

(i)	During the year ended March 31, 2023, YeeTah Financial charged YeeTah US$43,586 (2022: US$67,878) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the year ended March 31, 2023, Huihe Zheng advanced US$220,350 (2022: US$289,556) to the Company to support its operations.

(iii)	During the year ended March 31, 2023, OPG advanced US$3,202 (2022: US$ nil) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2023	March 31, 2022
	US$	US$
Huihe Zheng	1,035,730	814,748
OPG	3,202	—
YeeTah Financial	8,176	3,937
Total	1,047,108	818,685

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	March 31, 2023	March 31, 2022
	US$	US$
Huihe Zheng	48,718	48,718

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

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2023 (2022: 21%).

Reconciliation of the differences between statutory tax rate and the effective tax rate

The Company operates in serval tax jurisdictions. Therefore, its income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the US statutory income tax rates to the Company’s pre-tax income as follows:

	March 31, 2023	March 31, 2022
	US$	US$
Income before income tax expenses	44,550	(378,165)
US federal statutory income tax rate	21%	21%
Income tax calculated at statutory rate	9,356	(79,415)
(Increase) decrease in income tax expense resulting from:
Rate differences in various jurisdictions	(32,862)	14,241
Non-deductible expenses	7,560	—
Change in unrecognized tax benefits	37,722	65,174
Tax loss utilized	(21,776)	—
Income tax expense/Effective tax rate	—	—

As of March 31, 2023 and 2022, there was net operating loss (“NOL”) carryforward of $106,555 and $89,469 respectively and they can be carried forward indefinitely. A fully valuation allowance has been provided to these NOLs as of March 31, 2023 and 2022 as the Company did not believe these NOLs will more likely than not be realized in foreseeable future.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

7. Commitments and Contingencies

Other than an office lease with a lease term of 3 years that the Company entered into in February 2022 as below, the Company did not have significant commitments, long-term obligations, or guarantees as of March 31, 2023 and 2022.

Operating lease

The weighted average remaining lease term of the operating lease is 1.9 years and discount rate used for the operating lease is 4.9%.

During the years ended March 31, 2023 and 2022, the operating lease expense recognized was $42,172 and $5,271 respectively.

2024	$42,172
2025	35,143
Total future minimum lease payments	$77,315
Less: imputed interest	(3,516)
Total operating lease liability	$73,799
Less: operating lease liability - current	29,393
Total operating lease liability – non current	$44,406

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2023, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2023: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Huihe Zheng	42	Chairman of the Board, Chief Executive Officer and President
Tim Shannon	61	Chief Financial Officer and director
Timothy Miles	76	Director
Huili Shen	40	Secretary and director

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

Item 11. Executive Compensation.

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2023 and 2022.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huihe Zheng	2023	—	—	—	—	—	—
Chief Executive Officer and Chairman	2022	—	—	—	—	—	—

Tim Shannon (1)	2023	—	8,000	—	—	—	8,000
Chief Financial Officer and director	2022	—	—	—	—	—	—

(1)	Mr. Shannon received additional compensation for his services as a director. See “- Director Compensation.”

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with our executive officers.

Director Compensation

Directors received no stock compensation in the fiscal year ended March 31, 2023.

On April 12, 2021, the Board of Directors approved an annual cash compensation of $6,000 to each of Tim Shannon, the Chief Financial Officer of the Company and Timothy Miles, a director of the Company to retain their services. The annual cash compensation of Mr. Shannon and Mr. Miles is paid on a quarterly basis in advance, commencing on April 1, 2021. During the fiscal year ended March 31, 2023, each of Mr. Miles and Shannon was paid a cash fee of $ 6,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 29,156,393 shares of common stock issued and outstanding as of the date of this Report.

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Series B Preferred Stock Owned	Percentage of Shares of Series B Preferred Stock Owned	Number of Shares of Series C Preferred Stock Owned	Percentage of Shares of Series C Preferred Stock Owned	Percentage of Aggregate Voting Power
HW FUND(3)	12,000,000	41.2%	—	—	—	—	33%

Willington Capital Limited(4)	5,000,000	17.2%	—	—	—	—	13.8%
Ruiyin Capital Limited(5)	4,800,000	16.5%	—	—	—	—	13.2%

Bakelai Capital Limited(6)	5,000,000	17.2%	—	—	—	—	13.8%
Directors and Officers
Huihe Zheng(3)	12,158,810	41.7%	13,500	100%	531,886	100%	53.2%	(1)(2)
Tim Shannon(7)	8,000	*	—	—	—	—	*
Huili Shen(4)	5,000,167	17.1%	—	—	—	—	13.8%
Timothy Miles(8)	8,000	*	—	—	—	—	*
All officers and directors as a group (four persons)	17,326,317	59.4%	13,500	100%	531,886	100%	67%

*	Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for stockholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to 11 votes initially on all corporate matters submitted for stockholder approval.

(3)	12,000,000 shares of common stock directly held by HW FUND, of which Huihe Zheng, our Chief Executive Officer and President, is the controlling shareholder and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this stockholder is Vistra (Cayman) Limited, P.O. Box 31119, Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands.

(4)	5,000,000 shares of common stock directly held by Willington Capital Limited, of which Huili Shen, our director, is the sole shareholder and director and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this stockholder is Rm 4F, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(5)	Erkai Wang is the sole shareholder and director of Ruiyin Capital Limited. The address for this stockholder is Rm 4G, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(6)	Shimei Zhou is the sole shareholder and director of Bakelai Capital Limited. The address for this stockholder is Rm 4, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(7)	The address for this stockholder is 2035 Highway A1A, #306 Indian Harbour Beach, FL 32937.

(8)	The address for this stockholder is PO Box 30, Dundee, MI 48131.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng
Tim Shannon	Chief Financial Officer

Related Party Transactions

We had the following related party transactions for the fiscal years ended March 31, 2023 and 2022:

(i)	During the year ended March 31, 2023, YeeTah Financial charged YeeTah US$43,586 (2022: US$67,878) commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the year ended March 31, 2023, Huihe Zheng advanced US$220,350 (2022: US$289,556) to the Company to support its operations.

(ii)	During the year ended March 31, 2023, OPG advanced US$3,202 (2022: US$ nil) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2023	March 31, 2022
	US$	US$
Huihe Zheng	1,035,730	814,748
OPG	3,202	—
YeeTah Financial	8,176	3,937
Total	1,047,108	818,685

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	March 31, 2023	March 31, 2022
	US$	US$
Huihe Zheng	48,718	48,718

The due from stockholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from stockholder balances at of the balance sheet dates were unsecured, interest-free and due on demand.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, LLC, during the fiscal years ended March 31, 2023 and 2022 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2023	2022
Audit Fees	$42,500	$42,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$42,500	$42,500

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

(3) Exhibits

Exhibit No.	Description
2.1+	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1+	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2+	Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021
3.3+	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.4+	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
10.1+	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2+	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3+	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.4+	Form of Securities Purchase Agreement
21.1*	List of Subsidiaries
31.1**	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2**	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Previously filed and incorporated by reference to exhibits to Company’s Form S-1 filed on December 21, 2022.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: June 29, 2023	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	June 29, 2023
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	June 29, 2023
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	June 29, 2023
Timothy Miles

/s/ Huili Shen	Secretary and Director	June 29, 2023
Huili Shen