Form 10-Q
period 2023-06-30
QDM International Inc.
filed 2023-08-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

+852 8491 2508

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

As of August 14, 2023, there were 29,156,393 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2023

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,617,551	$2,717,745
Accounts receivable	435,958	291,900
Prepaid expenses	15,105	18,856
Total current assets	5,068,614	3,028,501

Right of use assets – operating lease	275,571	75,557
Long-term prepaids	86,316	27,720
Property and equipment, at cost, net	107,422	18,256

Total assets	$5,537,923	$3,150,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$1,209,025	$222,753
Operating lease liabilities - current	109,520	29,393
Income tax payable	160,220	-
Due to related party	1,139,235	1,047,108

Total current liabilities	2,618,000	1,299,254

Operating lease liabilities – non current	171,044	44,406
Total liabilities	2,789,044	1,343,660

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,156,393 and 209,993 shares issued and 29,156,393 and 209,993 shares outstanding as of June 30, 2023 and March 31, 2023, respectively	3,519	3,519
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(9,048,345)	(9,990,987)
Accumulated other comprehensive income	1,533	1,670
Total stockholders’ equity	2,748,879	1,806,374

Total liabilities and stockholders’ equity	$5,537,923	$3,150,034

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Revenue	$3,273,287	$9,782
Cost of sales	2,046,081	9,782
Gross profit	1,227,206	—

Operating expenses
General & administrative expenses	154,644	96,625
Total operating expenses	154,644	96,625

Income (loss) from operations	1,072,562	(96,625)

Other expense (income)
Interest expenses	468	557
Other income	(30,768)	(1,026)
Total other income	(30,300)	(469)

Income (loss) before income taxes	1,102,862	(96,156)

Current income tax expense	160,220	—

Net income (loss)	$942,642	$(96,156)

Other comprehensive income (loss)
Currency translation adjustment	(137)	1,527
Total comprehensive income (loss)	$942,505	$(94,629)

Earnings (loss) per share of common stock:
Basic earnings (loss) per share	$0.03	(0.46)
Diluted earnings (loss) per share	$0.03	(0.46)

Weighted average basic & diluted shares outstanding:
Preferred	545,386	545,386
Common	29,155,920	209,520

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
March 31, 2022	545,386	209,993	(473)	$54	$624	$(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(96,156)	—	(96,156)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,527	1,527
June 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	$(60,395)	$9,468,667	$(48,718)	$(10,131,693)	$2,860	$(768,601)

March 31, 2023	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	942,642	—	942,642
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(137)	(137)
June 30, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,048,345)	$1,533	$2,748,879

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$942,642	$(96,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,527	1,361
Non-cash lease expenses	6,749	—
Changes in working capital:
Accounts receivable & other receivable	(144,057)	1,493
Prepaid expenses	3,750	2,410
Long-term prepaid expenses	(58,595)	—
Accounts payable & accrued liabilities	986,274	4,259
Income tax payable	160,220	—
Due to a related party	(8,807)	(1,407)
Net cash provided by (used in) operating activities	1,891,703	(88,040)

Cash flows from investing activities:
Purchase of property and equipment	(92,693)	(14,628)
Net cash used in investing activities	(92,693)	(14,628)

Cash flows from financing activities:
Proceeds borrowed from related parties	100,761	59,804
Net cash provided by financing activities	100,761	59,804

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35	(20)
NET INCREASE (DECREASE) IN CASH	1,899,806	(42,884)
CASH, BEGINNING OF PERIOD	$2,717,745	$69,658
CASH, END OF PERIOD	4,617,551	26,774

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction
Debt forgiveness by stockholder	$—	$—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, Hong Kong Yeetah Insurance Broker Limited, formerly known as YeeTah Insurance Consultant Limited (“Yeetah”), a licensed insurance brokerage company located in Hong Kong, China. Yeetah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, Yeetah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMI Software Group Limited (“QDMS”), a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, Lutter Global Limited (“LGL”), which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of US$1.00. As a result, the Company acquired a 100% ownership of LGL, which, in turn, owns 100% of QDMS. Accordingly, the acquisition has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structures of QDMS and LGL have been retrospectively presented in prior periods as if such structures existed at that time and in accordance with ASC 805-50-45-5.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023, and for the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending March 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2023.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2023 and 2022, and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	June 30, 2023	June 30, 2022	March 31, 2023
Year-end spot rate	EUR 1 = US$1.0920	EUR 1 = US$1.0469	EUR 1 = US$1.0872
Average rate for the period	EUR 1 = US$1.0888	EUR 1 = US$1.0646	EUR 1 = US$1.0414

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2023, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable. There were no bad debt expenses for the three months ended June 30, 2023 and 2022 and there was no provision for doubtful accounts as of June 30 and March 31, 2023.

Revenue Recognition

The Company generates revenue primarily by providing insurance brokerage services in Hong Kong. The Company sells insurance products underwritten by insurance companies operating in Hong Kong to its individual customers and primarily generates its income through commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. Commissions generally vary based on the type and term of insurance products, as well as the particular underwriting insurance carrier, and can be shared with other insurance agent or broker partners.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities and due to related party. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the period end as the interest rates used to discount the host contracts approximate market rates

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2023.

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

There were no impairment losses for the three months ended June 30, 2023 and 2022.

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all stock-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 became effective for the Company beginning April 1, 2023. The adoption of the new standard does not have a material impact on the Company.

The Company has reviewed all the other recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

3. Equity

Yeetah is a registered insurance broker in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. Pursuant to the requirements, a licensed insurance broker must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the requirements as of June 30, 2023.

There were no stock transactions, including preferred stock, common stock and treasury stock, during the three months ended June 30, 2023 and 2022.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of Yeetah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company formerly controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

(i)	During the three months ended June 30, 2022, YeeTah Financial charged Yeetah US$9,690 commission expenses in relation to insurance referral services rendered by YeeTah Financial. During the three months ended June 30, 2023, YeeTah Financial no longer is a related party to the Company since YeeTah Financial is no longer controlled by Siu Ping Lo.

(ii)	During the three months ended June 30, 2023, Huihe Zheng advanced $100,761 (2022: US$59,804) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	June 30, 2023	March 31, 2023
	US$	US$
Huihe Zheng	1,136,019	1,035,730
OPG	3,216	3,202
YeeTah Financial	—	8,176
Total	1,139,235	1,047,108

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	March 31, 2023	March 31, 2023
	US$	US$
Huihe Zheng	48,718	48,718
Total	48,718	48,718

The due from stockholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. These due from stockholder balances at of the balance sheet dates were unsecured, interest-free and due on demand.

5. Income Taxes

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”)   as below, the Company did not have significant commitments, long-term obligations, or guarantees as of June 30, 2023 and 2022.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 1.7 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 2.9 years and discount rate used for the operating lease is 10.34%.

During the three months ended June 30, 2023 and 2022, the operating lease expense recognized was $25,642 and $10,543 respectively.

	2022 Office Lease	2023 Office Lease	Total
2024	$31,629	$66,558	$98,187
2025	35,143	88,745	123,888
2026 and after	—	95,186	95,186
Total future minimum lease payments	$66,772	$250,489	$317,261
Less: imputed interest	(2,650)	$(34,047)	(36,697)
Total operating lease liability	$64,122	216,442	$280,564
Less: operating lease liability - current	39,918	69,602	109,520
Total operating lease liability – non current	$24,204	$146,840	$171,044

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2023, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, Yeetah, an insurance brokerage company primarily markets and sells diversified insurance products, including property, life and social security insurance products, underwritten by insurance companies operating in Hong Kong to individual customers from Hong Kong SAR and Mainland China. In addition, under the insurance regulations in Hong Kong, Yeetah also provides customized risk management consulting services and its Hong Kong customers with assistance in purchase of other investment insurance products. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, LGL, which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of US$1.00. As a result, the Company acquired 100% ownership of LGL, which, in turn, owns 100% of QDMS. QDMS plans to engage in the research and development of customer relationship management (“CRM”) software as a service (“SaaS”), with a business model derived from “customer-centered” CRM concept to improve enterprise-customers relationship. We plan to market QDMS’ SaaS services to our network of banks, securities companies, insurance companies and other financial services providers in Hong Kong and China.

In March 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 28,910,400 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937.

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

During the COVID-19 pandemic, insurance brokers in Hong Kong have been greatly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures have resulted in a significant decrease in new business for insurance brokers, such as Yeetah, that rely on in-person consultations and storefronts for customer acquisition.

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

In early 2023, Hong Kong has fully reopened its borders with mainland China. With the lifting of travel restriction, customers from mainland China can travel to Hong Kong again to meet with insurance brokers. As a result, the Company’s revenue has significantly increased for the three months ended June 30, 2023   compared to the same period of 2022. Refer to “Results of Operations” below for details.

In May 2023, the World Health Organization declared an end to the Covid-19 emergency.

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table presents an overview of the results of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022
Revenue	$3,273,287	$9,782
Cost of sales	2,046,081	9,782
Gross profit	1,227,206	—

Operating expenses
General & administrative expenses	$154,644	$96,625
Total operating expenses	154,644	96,625

Income (loss) from operations	1,072,562	(96,625)

Total other income	(30,300)	(469)

Current income tax expenses	160,220	—

Net income (loss)	$942,642	$(96,156)

Revenue

Revenue increased by approximately $3.3 million or 33,362.3% for the three months ended June 30, 2023 as compared to the same period of 2022. The increases were mainly due to lifting of COVID-19 travel restrictions and quarantine measures. During the COVID-19 pandemic, insurance brokers in Hong Kong have been greatly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures have resulted in a significant decrease in new business for insurance brokers, such as Yeetah, that rely on in-person consultations and storefronts for customer acquisition. Customers from mainland China contributed to a large part of Yeetah’s commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the travel restrictions related to the COVID-19 epidemic, mainland Chinese customers dropped sharply in fiscal 2022. As a result of the lifting of the travel restrictions in early 2023, mainland Chinese customers can travel to Hong Kong again. Yeetah’s revenue from commissions on new business therefore increased significantly during the three months ended June 30, 2023 compared to the same period of 2022.

Cost of sales

The amounts increased by approximately $2.0 million or 20,816.8% for the three months ended June 30, 2023 as compared to the same period of 2022. The increase was in line with the significant increases of revenue.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $0.06 million or 60.0 % for the three months ended June 30, 2023 as compared to the same period of 2022. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease  entered in April 2023 and more employees were hired.

Net income (loss)

As a result of the factors described above, net income for the three months ended June 30, 2023 increased by approximately $1.0 million or 1,080.3% as compared to the same period of 2022, which incurred a net loss of $0.1 million.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2023 and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	June 30, 2023	June 30, 2022	March 31, 2023

Period-end spot rate	EUR1= US$1.0920	EUR1= US$1.0469	EUR1= US$1.0872
Average rate for the year	EUR1= US$1.0888	EUR1= US$1.0646	EUR1= US$1.0414

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

Yeetah is a registered insurance broker in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. Pursuant to the requirements, a licensed insurance broker must at all times maintain a paid-up share capital of not less than US$  64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of June 30, 2023 and March 31, 2023, we had $4,617,551 and $2,717,745, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net cash provided by (used in) operating activities	$1,891,703	$(88,040)
Net cash used in investing activities	(92,693)	(14,628)
Net cash provided by financing activities	100,761	59,804
Effect of Exchange rate changes on cash	35	(20)
Net increase (decrease) in cash, cash equivalents	1,899,806	(42,884)
Cash and cash equivalents at beginning of period	2,717,745	69,658
Cash and cash equivalents at end of period	$4,617,551	$26,774

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

Operating Activities:

Net cash generated from operating activities was approximately $1.9 million for the three months ended June 30, 2023, compared to net cash used in operating activities of approximately$88,000 for 2022, representing an increase of approximately $2.0 million in the net cash inflow in operating activities. The increase in net cash inflow in operating activities was primarily due to the increase of net income of $1.0 million in the three months ended June 30, 2023 as compared to the same period of 2022 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $144,000 cash outflow for the three months ended June 30, 2023 compared to an approximately $1,500 cash inflow for the same period of 2022, which led to an approximately $146,000 increase in net cash outflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $986,000 cash inflow for the three months ended June 30, 2023 compared to an approximately $4,300 cash inflow for the same period of 2022, which led to an approximately $982,000 increase in net cash inflow from operating activities.

(3)

Change in short-term and long-term prepaid expenses resulted in an approximately $55,000 cash outflow for the three months ended June 30, 2023 compared to an approximately $2,400 cash inflow for the same period of 2022, which led to an approximately $57,000 increase in net cash outflow from operating activities.

(4)	Change in income tax payable resulted in an approximately $160,000 cash inflow for the three months ended June 30, 2023 compared to $nil cash inflow for the same period of 2022, which led to an approximately $160,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was $93,000 for the three months ended June 30, 2023 compared to net cash used in investing activities was approximately $15,000 for the same period of 2022. Investing activities for both periods were solely attributable to acquisitions of fixed assets.

Financing Activities:

Net cash generated from financing activities was approximately $100,761 and $60,000 for the three months ended June 30, 2023 and 2022 respectively, which was fully attributable to stockholder advances to the Company during the period.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had two office lease agreements and our lease commitments as of June 30, 2023 are summarized as follows:

Operating lease

2024	$98,187
2025	123,888
2026 and after	95,186
Total future minimum lease payments	$317,261
Less: imputed interest	(36,697)
Total operating lease liability	$280,564
Less: operating lease liability - current	109,520
Total operating lease liability – non current	$171,044

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2023, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30. 2023 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
2.1	Share Exchange Agreement, dated October 21, 2020, by and among QDM International Inc., QDM Holdings Limited and Huihe Zheng, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2	Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021
3.3	Certification of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.4	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: August 14, 2023	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Tim Shannon
	Name:	Tim Shannon
	Title:	Chief Financial Officer
(Principal Financial Officer)