Form 10-Q
period 2023-09-30
QDM International Inc.
filed 2023-11-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 13, 2023, there were 29,156,393 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND MARCH 31, 2023

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,473,644	$2,717,745
Accounts receivable	132,448	291,900
Prepaid expenses	18,839	18,856
Total current assets	5,624,931	3,028,501

Right of use assets – operating lease	249,656	75,557
Long-term prepaids	86,316	27,720
Property and equipment, at cost, net	96,621	18,256

Total assets	$6,057,524	$3,150,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$1,397,905	$222,753
Operating lease liabilities - current	111,825	29,393
Income tax payable	219,995	-
Due to related party	1,167,129	1,047,108

Total current liabilities	2,896,854	1,299,254

Operating lease liabilities – non current	142,206	44,406
Total liabilities	3,039,060	1,343,660

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,156,393 and 29,156,393 shares issued and 29,155,920 and 29,155,920 shares outstanding as of September 30, 2023 and March 31, 2023, respectively	3,519	3,519
Subscription receivable	(48,718)	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(8,779,733)	(9,990,987)
Accumulated other comprehensive income	2,506	1,670
Total stockholders’ equity	3,018,464	1,806,374

Total liabilities and stockholders’ equity	$6,057,524	$3,150,034

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,163,726	$13,181	$4,437,013	$22,963
Cost of sales	713,636	13,181	2,759,717	22,963
Gross profit	450,090	—	1,677,296	—

Operating expenses
General & administrative expenses	$123,923	$74,822	$278,567	$171,447
Total operating expenses	123,923	74,822	278,567	171,447

Income (loss) from operations	326,167	(74,822)	1,398,729	(171,447)

Other (income) expense
Finance costs	253	186	721	743
Other (income) expense, net	(2,473)	(1,743)	(33,241)	(2,769)
Total other expense (income)	(2,220)	(1,557)	(32,520)	(2,026)

Income(loss) before income taxes	328,387	(73,265)	1,431,249	(169,421)

Current income tax expense	59,775	—	219,995	—

Net income(loss)	$268,612	$(73,265)	$1,211,254	$(169,421)

Other comprehensive income (loss)
Currency translation adjustment	973	1,776	836	3,303
Total comprehensive income (loss)	$269,585	$(71,489)	$1,212,090	$(166,118)

Earnings (loss) per share of common stock:
Basic	$0.01	$(0.35)	$0.04	$(0.81)
Diluted	$0.01	$(0.35)	$0.04	$(0.81)

Weighted average basic & diluted shares outstanding:
Preferred stock	545,386	545,386	545,386	545,386
Common stock	29,155,920	209,520	29,155,920	209,520

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

For the three months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,131,693)	$2,860	$(768,601)
Net loss	—	—	—	—	—	—	—	—	(73,265)	—	(73,265)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,776	1,776
Balance September 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636	$(690,090)

Balance June 30, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,048,345)	$1,533	$2,748,879
Net income	—	—	—	—	—	—	—	—	268,612	—	268,612
Other comprehensive income	—	—	—	—	—	—	—	—	—	973	973
Balance September 30, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464

For the six months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(169,421)	—	(169,421)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,303	3,303
Balance September 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636	$(690,090)

Balance March 31, 2023	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,211,254	—	1,211,254
Other comprehensive income	—	—	—	—	—	—	—	—	—	836	836
Balance September 30, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,211,254	$(169,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,329	3,453
Non-cash lease expenses	6,133	—
Changes in working capital:
Accounts receivable & other receivable	159,452	461
Prepaid expenses	16	(14,393)
Long-term prepaid expenses	(58,595)	—
Accounts payable & accrued liabilities	1,175,153	(6,855)
Income tax payable	219,995	—
Due to a related party	(8,807)	3,768
Net cash provided by (used in) operating activities	2,718,930	(182,987)

Cash flows from investing activities:
Purchase of property and equipment	(92,693)	(14,628)
Net cash used in investing activities	(92,693)	(14,628)

Cash flows from financing activities:
Proceeds borrowed from related parties	129,869	166,846
Deferred costs related to equity financing	—	(34,003)
Contribution from stockholders	—	150,000
Net cash provided by financing activities	129,869	282,843

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(207)	(506)
NET INCREASE (DECREASE) IN CASH	2,755,899	84,722
CASH, BEGINNING OF PERIOD	$2,717,745	$69,658
CASH, END OF PERIOD	5,473,644	154,380

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2023 and 2022

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023, and for the three and six months ended September 30, 2023 and 2022. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending March 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2023.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2023 and 2022, and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	September 30, 2023	September 30, 2022	March 31, 2023
Year-end spot rate	EUR 1 = US$1.0584	EUR 1 = US$0.9783	EUR 1 = US$1.0872
Average rate for the period	EUR 1 = US$1.0886	EUR 1 = US$1.0353	EUR 1 = US$1.0414

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of September 30, 2023, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use.

Accounts Receivable

The Company’s receivables are initial recorded at fair value when billed and represent amounts owed by third-party customers. The carrying value of the Company’s receivables, net of the expected credit loss, represents their estimated net realizable value. The Company evaluates the expected credit loss of accounts receivable on a loss rate method based on historical information adjusted for current conditions and future estimated economic performance.

The Company historically did not have bad debts in accounts receivable. There were no bad debt expenses for the three and six months ended September 30, 2023 and 2022 and there was no provision of expected credit loss as of September 30, 2023 and March 31, 2023.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities and due to related party. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the period end as the interest rates used to discount the host contracts approximate market rates

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2023.

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

There were no impairment losses for the three and six months ended September 30, 2023 and 2022.

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

3. Equity

Yeetah is a registered insurance broker in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. Pursuant to the requirements, a licensed insurance broker must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the requirements as of September 30, 2023.

There were no stock transactions, including preferred stock, common stock and treasury stock, during the three and six months ended September 30, 2023 and 2022.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of Yeetah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company formerly controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

(i)	During the three and six months ended September 30, 2022, YeeTah Financial charged Yeetah US$12,993 and US$22,683 commission expenses in relation to insurance referral services rendered by YeeTah Financial. During the three and six months ended September 30, 2023, YeeTah Financial no longer is a related party to the Company since YeeTah Financial is no longer controlled by Siu Ping Lo.

(ii)	During the three and six months ended September 30, 2023, Huihe Zheng advanced $27,521 and $128,282 (2022: US$95,628 and US$165,097) to the Company to support its operations.

(iii)	During the three and six months ended September 30, 2023, OPG advanced US$ nil and US$ nil (2022: US$1,817 and US$1,817) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	September 30, 2023	March 31, 2023
	US$	US$
Huihe Zheng	1,164,012	1,035,730
OPG	3,117	3,202
YeeTah Financial	—	8,176
Total	1,167,129	1,047,108

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	September 30, 2023	March 31, 2023
	US$	US$
Huihe Zheng	48,718	48,718
Total	48,718	48,718

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”) as below, the Company did not have significant commitments, long-term obligations, or guarantees as of September 30, 2023 and 2022.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 1.4 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 2.6 years and discount rate used for the operating lease is 10.34%.

During the three months ended September 30, 2023 and 2022, the operating lease expense recognized was $32,113 and $10,543 respectively.

During the six months ended September 30, 2023 and 2022, the operating lease expense recognized was $57,755 and $21,086 respectively.

	2022 Office Lease	2023 Office Lease	Total
2024	$21,086	$44,371	$65,457
2025	35,143	88,745	123,888
2026 and after	—	95,186	95,186
Total future minimum lease payments	$56,229	$228,302	$284,531
Less: imputed interest	(1,905)	(28,595)	(30,500)
Total operating lease liability	$54,324	$199,707	$254,031
Less: operating lease liability - current	40,409	71,416	111,825
Total operating lease liability – non current	$13,915	$128,291	$142,206

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2023, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

In early 2023, Hong Kong has fully reopened its borders with mainland China. With the lifting of travel restriction, customers from mainland China can travel to Hong Kong again to meet with insurance brokers. As a result, the Company’s revenue has significantly increased for the three and six months ended September 30, 2023   compared to the same period of 2022. Refer to “Results of Operations” below for details.

In May 2023, the World Health Organization declared an end to the Covid-19 emergency.

Results of Operations

Three and Six Months Ended September 30, 2023 and 2022

The following table presents an overview of the results of operations for the three and six months ended September 30, 2023 and 2022:

	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	For The Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$1,163,726	13,181	$4,437,013	22,963
Cost of sales	713,636	13,181	2,759,717	22,963
Gross profit	450,090	—	1,677,296	—
Operating expenses:
General & administrative expenses	123,923	74,822	278,567	171,447
Total operating expenses	123,923	74,822	278,567	171,447
Income (loss) from operations	326,167	(74,822)	1,398,729	(171,447)
Total other income	2,220	1,557	32,520	2,026
Current income tax expenses	59,775	—	219,995	—
Net income (loss)	$268,612	$(73,265)	$1,211,254	(169,421)

Revenue

Revenue increased by approximately $1.2 million or 8,728.8% and $4.4 million or 19,222.4% respectively for the three and six months ended September 30, 2023 as compared to the same period of 2022. The increases were mainly due to lifting of COVID-19 travel restrictions and quarantine measures. During the COVID-19 pandemic, insurance brokers in Hong Kong have been greatly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures have resulted in a significant decrease in new business for insurance brokers, such as Yeetah, that rely on in-person consultations and storefronts for customer acquisition. Customers from mainland China contributed to a large part of Yeetah’s commissions. Regulations require their physical presence in Hong Kong to complete the policy contract. However, due to the travel restrictions related to the COVID-19 epidemic, mainland Chinese customers dropped sharply in fiscal 2022. As a result of the lifting of the travel restrictions in early 2023, mainland Chinese customers can travel to Hong Kong again. Yeetah’s revenue from commissions on new business therefore increased significantly during the three and six months ended September 30, 2023 compared to the same period of 2022.

Cost of sales

The amounts increased by approximately $700,000 or 5,314.1% and $2.7 million or 11,918.1% respectively for the three and six months ended September 30, 2023 as compared to the same period of 2022. The increase was in line with the significant increases of revenue.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $49,000 or 65.6% and $107,000 or 62.5% respectively for the three and six months ended September 30, 2023 as compared to the same period of 2022. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease entered in April 2023 and more employees were hired.

Net income (loss)

As a result of the factors described above, net income for the three and six months ended September 30, 2023 increased by approximately $342,000 or 466.6% and $1.4 million or 814.9% respectively as compared to the same period of 2022, which incurred a net loss of approximately $73,000 and $169,000 respectively.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2023 and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	September 30, 2023	September 30, 2022	March 31, 2023

Period-end spot rate	EUR1= US$1.0584	EUR1= US$0.9783	EUR1= US$1.0872
Average rate for the year	EUR1= US$1.0886	EUR1= US$1.0353	EUR1= US$1.0414

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

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of September 30, 2023 and March 31, 2023, we had $5,473,644 and $2,717,745, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Net cash provided by (used in) operating activities	$2,718,930	$(182,987)
Net cash used in investing activities	(92,693)	(14,628)
Net cash provided by financing activities	129,869	282,843
Effect of Exchange rate changes on cash	(207)	(506)
Net increase (decrease) in cash, cash equivalents	2,755,899	84,722
Cash and cash equivalents at beginning of period	2,717,745	69,658
Cash and cash equivalents at end of period	$5,473,644	$154,380

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

Operating Activities:

Net cash generated from operating activities was approximately $2.7 million for the six months ended September 30, 2023, compared to net cash used in operating activities of approximately $183,000 for 2022, representing an increase of approximately $2.9 million in the net cash inflow in operating activities. The increase in net cash inflow in operating activities was primarily due to the increase of net income of approximately $1.4 million in the six months ended September 30, 2023 as compared to the same period of 2022 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $159,000 cash inflow for the six months ended September 30, 2023 compared to an approximately $500 cash inflow for the same period of 2022, which led to an approximately $159,000 increase in net cash inflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $1.2 million cash inflow for the six months ended September 30, 2023 compared to an approximately $6,900 cash outflow for the same period of 2022, which led to an approximately $1.2 million increase in net cash inflow from operating activities.

(3)

Change in short-term and long-term prepaid expenses resulted in an approximately $59,000 cash outflow for the six months ended September 30, 2023 compared to an approximately $14,000 cash outflow for the same period of 2022, which led to an approximately $44,000 increase in net cash outflow from operating activities.

(4)	Change in income tax payable resulted in an approximately $220,000 cash inflow for the six months ended September 30, 2023 compared to $nil cash inflow for the same period of 2022, which led to an approximately $220,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $93,000 for the six months ended September 30, 2023 compared to net cash used in investing activities of approximately $15,000 for the same period of 2022. Investing activities for both periods were solely attributable to acquisitions of fixed assets.

Financing Activities:

Net cash generated from financing activities was approximately $130,000 for the six months ended September 30, 2023, which was fully attributable to stockholder advances to the Company during the period.

Net cash generated from financing activities was approximately $283,000 for the six months ended September 30, 2022, which was attributable to the net results of: (i) related-party advances of approximately $167,000; (ii) stockholder contribution of $150,000; (iii) prepayment of $34,000 issuance costs for future equity financing.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had two office lease agreements and our lease commitments as of September 30, 2023 are summarized as follows:

Operating lease

2024	$65,457
2025	123,888
2026 and after	95,186
Total future minimum lease payments	$284,531
Less: imputed interest	(30,500)
Total operating lease liability	$254,031
Less: operating lease liability - current	111,825
Total operating lease liability – non current	$142,206

Critical Accounting Policies and Estimates

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

Off-balance Sheet Commitments and Arrangements

As of September 30, 2023, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Date: November 14, 2023	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Tim Shannon
	Name:	Tim Shannon
	Title:	Chief Financial Officer
(Principal Financial Officer)