Form 10-K/A
period 2023-03-31
QDM International Inc.
filed 2023-12-15
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Marketplace operated by the OTC Markets as of September 30, 2022 ($0.81) was approximately $41,038.65.

As of June 29, 2023, 29,156,393 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
ZH CPA, LLC	Denver, Colorado	6413

Explanatory Note

On June 29, 2023, QDM International Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended March 31, 2023, with the Securities and Exchange Commission on June 29, 2023. On June 30, 2023, the Company filed the Amendment No. 1 to the Original Form 10-K, with the sole purpose to file new Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. This Amendment No. 2 (the “Amendment”) amends the Original Form 10-K solely to correct and replace the disclosure in connection with the beneficial ownership of shares and voting power held by certain shareholders, directors, and officers included in (i) Item 1A. Risk Factors and (ii) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. No revisions are being made to any other disclosure contained in the Original Form 10-K, except as set forth herein. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial and accounting officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not filing certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

TABLE OF CONTENTS

PART I

Item 1A.	Risk Factors	1

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules	3

i

Item 1A. Risk Factors

Summary of Risk Factors

Risks Related to Our Common Stock

●	Our controlling stockholder may exercise significant influence over us and may be subject to conflicts of interest.

●	The Series B Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling stockholder, may exercise significant influence over us and may be subject to conflicts of interest.

Risks Related to Our Common Stock

Our controlling stockholder may exercise significant influence over us and may be subject to conflicts of interest.

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 61.0% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other stockholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority stockholders.

The Series B Preferred Stock, which are controlled by our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock.

Except as required by law, holders of Series B Preferred Stock (which is currently controlled by Huihe Zheng, our Chairman of the Board, Chief Executive Officer) are entitled to super voting rights. Each share of Series B Preferred Stock is entitled to 100 votes. Holders of Series B Preferred Stock will vote together on all matters upon which common stock holders are entitled to vote. The voting rights of holders of our common stock will be diluted as a result of these super voting rights.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 29,156,393 shares of common stock, 13,500 shares of Series B Preferred Stock, and 531,886 shares of Series C Preferred Stock issued and outstanding as of the date of this Report.

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Series B Preferred Stock Owned	Percentage of Shares of Series B Preferred Stock Owned	Number of Shares of Series C Preferred Stock Owned	Percentage of Shares of Series C Preferred Stock Owned	Percentage of Aggregate Voting Power (1)(2)
HW FUND(3)	12,000,000	41.2%	—	—	—	—		39.1%
Willington Capital Limited(4)	5,000,000	17.2%	—	—	—	—		16.3%
Ruiyin Capital Limited(5)	4,800,000	16.5%	—	—	—	—		15.6%
Bakelai Capital Limited(6)	5,000,000	17.2%	—	—	—	—		16.3%
Directors and Officers
Huihe Zheng(3)	12,158,810	41.7%	13,500	100%	531,886	100%	44.6	%(1)(2)
Tim Shannon(7)	8,196	*	—	—	—	—		*
Huili Shen(4)	5,000,167	17.1%	—	—	—	—		16.3%
Timothy Miles(8)	8,167	*	—	—	—	—		*
All officers and directors as a group (four persons)	17,175,340	58.9%	13,500	100%	531,886	100%		61.0%

*	Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for stockholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to approximately 0.3667 votes on all corporate matters submitted for stockholder approval.

(3)	12,000,000 shares of common stock directly held by HW FUND, of which Huihe Zheng, our Chief Executive Officer and President, is the controlling shareholder and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this stockholder is Vistra (Cayman) Limited, P.O. Box 31119, Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands.

(4)	5,000,000 shares of common stock directly held by Willington Capital Limited, of which Huili Shen, our director, is the sole shareholder and director and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this stockholder is Rm 4F, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(5)	Erkai Wang is the sole shareholder and director of Ruiyin Capital Limited. The address for this stockholder is Rm 4G, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(6)	Shimei Zhou is the sole shareholder and director of Bakelai Capital Limited. The address for this stockholder is Rm 4, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(7)	The address for this stockholder is 2035 Highway A1A, #306 Indian Harbour Beach, FL 32937.

(8)	The address for this stockholder is PO Box 30, Dundee, MI 48131.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits

Exhibit No.	Description
31.1**	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: December 15, 2023	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	December 15, 2023
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	December 15, 2023
Tim Shannon	(principal accounting and financial officer) and Director

/s/ Timothy Miles	Director	December 15, 2023
Timothy Miles

/s/ Huili Shen	Secretary and Director	December 15, 2023
Huili Shen

4