Form 10-Q
period 2023-12-31
QDM International Inc.
filed 2024-02-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

+852 34886893

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

As of February 13, 2024, there were 29,156,393 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the impact of public health epidemics, including the COVID-19 in Mainland China, Hong Kong and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	the market for our services in Hong Kong and Mainland China;

●	our expansion and other plans and opportunities;

●	our future financial and operating results, including revenues, income, expenditures, cash balances and other financial items;

●	current and future economic and political conditions in Hong Kong and Mainland China;

●	the future growth of the Hong Kong insurance industry as a whole and the professional insurance intermediary sector in particular;

●	our ability to attract customers and further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees to develop our business;

●	changes in applicable laws or regulations in Hong Kong related to or that could impact our business;

●	our management of business through a U.S. publicly-traded and reporting company; and

●	other assumptions regarding or descriptions of potential future events or circumstances described in this Report underlying or relating to any forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND MARCH 31, 2023

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,322,854	$2,717,745
Accounts receivable	75,228	291,900
Prepaid expenses	70,959	18,856
Total current assets	6,469,041	3,028,501

Right of use assets – operating lease	223,183	75,557
Long-term prepaids	86,316	27,720
Property and equipment, at cost, net	86,090	18,256

Total assets	$6,864,630	$3,150,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$1,896,951	$222,753
Operating lease liabilities - current	114,185	29,393
Income tax payable	266,028	-
Due to related party	1,217,893	1,047,108

Total current liabilities	3,495,057	1,299,254

Operating lease liabilities – non current	112,758	44,406
Total liabilities	3,607,815	1,343,660

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	54	54
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,156,393 and 29,156,393 shares issued and 29,155,920 and 29,155,920 shares outstanding as of December 31, 2023 and March 31, 2023, respectively	3,519	3,519
Subscription receivable	—	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(8,587,594)	(9,990,987)
Accumulated other comprehensive income	—	1,670
Total stockholders’ equity	3,256,815	1,806,374

Total liabilities and stockholders’ equity	$6,864,630	$3,150,034

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,009,716	24,057	5,446,729	47,020
Cost of sales	606,779	16,508	3,366,496	39,471
Gross profit	402,937	7,549	2,080,233	7,549

Operating expenses
General & administrative expenses	$200,271	76,875	478,838	248,322
Total operating expenses	200,271	76,875	478,838	248,322

Income (loss) from operations	202,666	(69,326)	1,601,395	(240,773)

Other (income) expense
Finance costs	108	214	829	957
Gain from disposition of subsidiaries	(33,165)	—	(33,165)	—
Other (income) expense, net	(2,449)	(466)	(35,690)	(3,235)
Total other expense (income)	(35,506)	(252)	(68,026)	(2,278)

Income (loss) before income taxes	238,172	(69,074)	1,669,421	(238,495)

Current income tax expense	46,033	—	266,028	—

Net income(loss)	$192,139	(69,074)	1,403,393	(238,495)

Other comprehensive income (loss)
Currency translation adjustment	(2,506)	(2,502)	(1,670)	801
Total comprehensive income (loss)	$189,633	(71,576)	1,401,723	(237,694)

Earnings (loss) per share of common stock:
Basic	$0.01	(0.33)	0.05	(1.14)
Diluted	$0.01	(0.33)	0.05	(1.14)

Weighted average basic & diluted shares outstanding:
Preferred stock	545,386	545,386	545,386	545,386
Common stock	29,155,920	209,520	29,155,920	209,520

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

For the Three Months Ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance September 30, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,204,958)	$4,636	$(690,090)
Net loss	—	—	—	—	—	—	—	—	(69,074)	—	(69,074)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,502)	(2,502)
Balance December 31, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,274,032)	$2,134	$(761,666)

Balance September 30, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464
Net income	—	—	—	—	—	—	—	—	192,139	—	192,139
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,506)	(2,506)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance December 31, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,587,594)	$—	$3,256,815

For the Nine Months Ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance March 31, 2022	545,386	209,993	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net loss	—	—	—	—	—	—	—	—	(238,495)	—	(238,495)
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	801	801
Balance December 31, 2022 (Unaudited)	545,386	209,993	(473)	$54	$624	(60,395)	$9,618,667	$(48,718)	$(10,274,032)	$2,134	$(761,666)

Balance March 31, 2023	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,403,393	—	1,403,393
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance December 31, 2023 (Unaudited)	545,386	29,156,393	(473)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,587,594)	$—	$3,256,815

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,403,393	$(238,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,859	5,752
Gain from disposition of subsidiaries	(33,165)	—
Non-cash lease expenses	5,517	—
Changes in working capital:
Accounts receivable & other receivable	216,673	(10,284)
Prepaid expenses	(52,103)	10,803
Long-term prepaid expenses	(58,595)	—
Accounts payable & accrued liabilities	1,674,200	1,197
Income tax payable	266,028	—
Due to a related party	(8,807)	3,510
Net cash provided by (used in) operating activities	3,438,000	(227,517)

Cash flows from investing activities:
Purchase of property and equipment	(92,693)	(14,628)
Disposition of subsidiaries	(7,548)	—
Net cash used in investing activities	(100,241)	(14,628)

Cash flows from financing activities:
Proceeds borrowed from related parties	267,557	179,819
Deferred costs related to equity financing	—	(36,503)
Contribution from stockholders	—	150,000
Net cash provided by financing activities	267,557	293,316

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(207)	311
NET INCREASE (DECREASE) IN CASH	3,605,109	51,482
CASH, BEGINNING OF PERIOD	$2,717,745	$69,658
CASH, END OF PERIOD	6,322,854	121,140

SUPPLEMENTAL DISCLOSURES:
Non-cash offset of subscription receivable with due to related party balance	48,718	—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2023 and 2022

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

On October 21, 2020, QDM entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also the Company’s principal stockholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 900,000 shares) of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), with each share of Series C Preferred Stock being convertible into approximately 0.3667 shares (or 11 shares before the Reverse Split (as defined below)) of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

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

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMI Software Group Limited (“QDMS”), a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, Lutter Global Limited (“LGL”), which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of US$1.00. As a result, the Company acquired a 100% ownership of LGL, which, in turn, owned 100% of QDMS. Accordingly, the acquisition was treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structures of QDMS and LGL were retrospectively presented in prior periods as if such structures existed at that time and in accordance with ASC 805-50-45-5. On October 4, 2023, the Company sold QDMS to Mr. Zheng for no consideration. As a result of the disposition, the Company recognized a gain of $33,165. In 2022, 24/7 Kid was administratively dissolved with the State of Florida.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of December 31, 2023, and for the three and nine months ended December 31, 2023 and 2022. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the operating results for the full year ending March 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2023.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2023 and 2022, and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	December 31, 2023	December 31, 2022	March 31, 2023
Year-end spot rate	EUR 1 = US$1.1062	EUR 1 = US$1.0698	EUR 1 = US$1.0872
Average rate for the period	EUR 1 = US$1.0845	EUR 1 = US$1.0310	EUR 1 = US$1.0414

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2023, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have bad debts in accounts receivable. There were no bad debt expenses for the three and nine months ended December 31, 2023 and 2022 and there was no provision of expected credit loss as of December 31, 2023 and March 31, 2023.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2023.

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

There were no impairment losses for the three and nine months ended December 31, 2023 and 2022.

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

3. Equity

Yeetah is a registered insurance broker in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. Pursuant to the requirements, a licensed insurance broker must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to certain transitional arrangements, pursuant which, the Company is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the requirements as of December 31, 2023.

There were no stock transactions, including preferred stock, common stock and treasury stock, during the three and nine months ended December 31, 2023 and 2022.

Additional paid-in-capital

On July 22, 2022, Huihe Zheng invested additional share capital of $150,000 (HKD$1,170,000) into Company’s subsidiary, Yeetah. The additional contribution was recorded into additional paid-in-capital.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of Yeetah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company formerly controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

(i)	During the three and nine months ended December 31, 2022, YeeTah Financial charged Yeetah US$12,096 and US$34,775 commission expenses in relation to insurance referral services rendered by YeeTah Financial. During the three and nine months ended December 31, 2023, YeeTah Financial no longer is a related party to the Company since YeeTah Financial is no longer controlled by Siu Ping Lo.

(ii)	During the three and nine months ended December 31, 2023, Huihe Zheng advanced $137,688 and $266,480 (2022: US$14,722 and US$177,941) to the Company to support its operations.

(iii)	During the three and nine months ended December 31, 2023, OPG advanced nil and nil (2022: US$1,817 and US$1,817) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	December 31, 2023	March 31, 2023
	US$	US$
Huihe Zheng	1,217,893	1,035,730
OPG	—	3,202
YeeTah Financial	—	8,176
Total	1,217,893	1,047,108

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	December 31, 2023	March 31, 2023
	US$	US$
Huihe Zheng	—	48,718
Total	—	48,718

The due from stockholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. The due from a stockholder balance as of March 31, 2023 was unsecured, interest-free and due on demand. The subscription receivable from Mr. Huihe Zheng has been offset with the balance that the Company owed to him.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of December 31, 2023 and 2022.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 1.1 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 2.3 years and discount rate used for the operating lease is 10.34%.

During the three months ended December 31, 2023 and 2022, the operating lease expense recognized was $32,113 and $10,543, respectively.

During the nine months ended December 31, 2023 and 2022, the operating lease expense recognized was $89,868 and $31,629, respectively.

	2022 Office Lease	2023 Office Lease	Total
2024	$10,543	$22,186	$32,729
2025	35,143	88,745	123,888
2026 and after	—	95,186	95,186
Total future minimum lease payments	$45,686	$206,117	$251,803
Less: imputed interest	(1,280)	(23,580)	(24,860)
Total operating lease liability	$44,406	$182,537	$226,943
Less: operating lease liability - current	40,906	73,279	114,185
Total operating lease liability – non current	$3,500	$109,258	$112,758

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of December 31, 2023, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal stockholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 900,000 shares of a newly designated Series C Preferred Stock, with each 30 shares of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, Yeetah, an insurance brokerage company primarily markets and sells diversified insurance products, including property, life and social security insurance products, underwritten by insurance companies operating in Hong Kong to individual customers from Hong Kong SAR and Mainland China. In addition, as a MPF intermediary, Yeetah also assists its customers with their investment through the MPF and the ORSO in Hong Kong, both of which are retirement protection schemes set up for employees. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

On November 3, 2021, the Company acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. The Company acquired QDMS through an intermediary holding company, LGL, which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 in November 2021 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to the Company for a consideration of US$1.00. As a result, the Company acquired 100% ownership of LGL, which, in turn, owns 100% of QDMS. QDMS planned to engage in the research and development of customer relationship management (“CRM”) software as a service (“SaaS”), with a business model derived from “customer-centered” CRM concept to improve enterprise-customers relationship. In October 2023, the Company sold QDMS to Mr. Huihe Zheng for no consideration following its decision not to pursue its plan to provide CRM SaaS Services.

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

In early 2023, Hong Kong fully reopened its borders with mainland China. With the lifting of travel restriction, customers from mainland China can travel to Hong Kong again to meet with insurance brokers. As a result, the Company’s revenue significantly increased for the three and nine months ended December 31, 2023 compared to the same periods of 2022. Refer to “Results of Operations” below for details.

In May 2023, the World Health Organization declared an end to the Covid-19 as a public health emergency.

Results of Operations

The following table presents an overview of the results of operations for the three and nine months ended December 31, 2023 and 2022:

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenue	$1,009,716	24,057	$5,446,729	47,020
Cost of sales	606,779	16,508	3,366,496	39,471
Gross profit	402,937	7,549	2,080,233	7,549
Operating expenses:
General & administrative expenses	200,271	76,875	478,838	248,322
Total operating expenses	200,271	76,875	478,838	248,322
Income (loss) from operations	202,666	(69,326)	1,601,395	(240,773)
Total other income	35,506	252	68,026	2,278
Current income tax expenses	46,033	—	266,028	—
Net income (loss)	$192,139	$(69,074)	1,403,393	(238,495)

Three Months Ended December 31, 2023 and 2022

Revenue

Revenue increased by approximately $986,000, or 4,097.2%, for the three months ended December 31, 2023 as compared to the same period of 2022. The increases were mainly due to lifting of COVID-19 travel restrictions and quarantine measures in early 2023 and mainland Chinese customers can travel to Hong Kong again. Yeetah’s revenue from commissions on new business therefore increased significantly during the three and nine months ended December 31, 2023 compared to the same period of 2022.

Cost of sales

Cost of sales increased by approximately $590,000, or 3,575.7%, for the three months ended December 31, 2023 as compared to the same period of 2022. The increase was due to the significant increase in revenue. The gross profit margin increased by approximately 8.5% for the three months ended December 31, 2023, which was primarily due to the Company starting to generate revenue from first year insurance premiums which have higher gross profit margin than the recurring commissions since December 2022.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $123,000, or 160.5%, for the three months ended December 31, 2023 as compared to the same period of 2022. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease entered in April 2023 and more employees were hired due to business expansion.

Net income (loss)

As a result of the factors described above, net income for the three months ended December 31, 2023 increased by approximately $261,000, or 378.2%, as compared to the same period of 2022, which incurred a net loss of approximately $69,000.

Nine Months Ended December 31, 2023 and 2022

Revenue

Revenue increased by approximately $5.4 million or 11,483.9% for the nine months ended December 31, 2023 as compared to the same period of 2022. The increases were mainly due to lifting of COVID-19 travel restrictions and quarantine measures in early 2023 and mainland Chinese customers can travel to Hong Kong again. Yeetah’s revenue from commissions on new business therefore increased significantly during the three and nine months ended December 31, 2023 compared to the same period of 2022.

Cost of sales

The amounts increased by approximately $3.3 million, or 8,429.0%, for the nine months ended December 31, 2023 as compared to the same period of 2022. The increase was due to the significant increases in revenue. The gross profit margin increased by approximately 22.1% for the nine months ended December 31, 2023, which primarily due to the Company starting to generate revenue from first year insurance premiums which have higher gross profit margins than the recurring one since December 2022.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rents, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $231,000, or 92.8%, for the nine months ended December 31, 2023 as compared to the same period of 2022. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease entered in April 2023 and more employees were hired due to business expansion.

Net income (loss)

As a result of the factors described above, net income for the nine months ended December 31, 2023 increased by approximately $1.6 million or 688.4% as compared to net loss of approximately $238,000 for the same period of 2022a.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2023 and the year ended March 31, 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	December 31, 2023	December 31, 2022	March 31, 2023

Period-end spot rate	EUR1= US$1.1062	EUR1= US$1.0698	EUR1= US$1.0872
Average rate for the year	EUR1= US$1.0845	EUR1= US$1.0310	EUR1= US$1.0414

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

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of December 31, 2023 and March 31, 2023, we had $6,322,854 and $2,717,745, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Net cash provided by (used in) operating activities	$3,438,000	$(227,517)
Net cash used in investing activities	(100,241)	(14,628)
Net cash provided by financing activities	267,557	293,316
Effect of Exchange rate changes on cash	(207)	311
Net increase in cash, cash equivalents	3,605,109	51,482
Cash and cash equivalents at beginning of period	2,717,745	69,658
Cash and cash equivalents at end of period	$6,322,854	$121,140

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

Operating Activities:

Net cash generated from operating activities was approximately $3.4 million for the nine months ended December 31, 2023, compared to net cash used in operating activities of approximately $228,000 for 2022, representing an increase of approximately $3.7 million in the net cash inflow in operating activities. The increase in net cash inflow in operating activities was primarily due to the increase of net income of approximately $1.6 million in the nine months ended December 31, 2023 as compared to the same period of 2022 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $217,000 cash inflow for the nine months ended December 31, 2023 compared to an approximately $10,000 cash outflow for the same period of 2022, which led to an approximately $227,000 increase in net cash inflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $1.7 million cash inflow for the nine months ended December 31, 2023 compared to an approximately $1,000 cash inflow for the same period of 2022, which led to an approximately $1.7 million increase in net cash inflow from operating activities.

(3)

Change in short-term and long-term prepaid expenses resulted in an approximately $111,000 cash outflow for the nine months ended December 31, 2023 compared to an approximately $11,000 cash inflow for the same period of 2022, which led to an approximately $122,000 increase in net cash outflow from operating activities.

(4)	Change in income tax payable resulted in an approximately $266,000 cash inflow for the nine months ended December 31, 2023 compared to $nil cash inflow for the same period of 2022, which led to an approximately $266,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $100,000 for the nine months ended December 31, 2023, which was attributable to the net results of: (i) acquisitions of fixed assets of approximately $93,000; (ii) disposition of subsidiaries of approximately $8,000.

Net cash used in investing activities was approximately $15,000 for the nine months ended December 31, 2022, which was solely attributable to acquisitions of fixed assets.

Financing Activities:

Net cash generated from financing activities was approximately $268,000 for the nine months ended December 31, 2023, which was fully attributable to stockholder advances to the Company during the period.

Net cash generated from financing activities was approximately $293,000 for the nine months ended December 31, 2022, which was attributable to the net results of: (i) related-party advances of approximately $180,000; (ii) stockholder contribution of $150,000; (iii) prepayment of $37,000 issuance costs for future equity financing.

Material Commitments

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

We had two office lease agreements and our lease commitments as of December 31, 2023 are summarized as follows:

Operating lease

2024	$32,729
2025	123,888
2026 and after	95,186
Total future minimum lease payments	$251,803
Less: imputed interest	(24,860)
Total operating lease liability	$226,943
Less: operating lease liability - current	114,185
Total operating lease liability – non current	$112,758

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

Off-balance Sheet Commitments and Arrangements

As of December 31, 2023, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: February 14, 2023	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Tim Shannon
	Name:	Tim Shannon
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)