Form 10-K
period 2024-03-31
QDM International Inc.
filed 2024-07-01
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1030B, 10/F, Ocean Centre, Harbour City 5 Canton Road, Tsim Sha Tsui, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Venture Market operated by the OTC Markets as of September 29, 2023 ($2.50) was approximately $54,526,325.

As of July 1, 2024, 291,563,930 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

QDM INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2024

i

CERTAIN TERMS AND CONVENTIONS

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (the “Report”) to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company, which was dissolved in September 2022;

●	“BVI” are to the British Virgin Islands;

●	“China” or the “PRC” are to the People’s Republic of China, including Hong Kong, the special administrative region of Macau and Taiwan, unless in the context of describing PRC laws, regulations and other legal or tax matters in this annual report, excluding Taiwan, Hong Kong, and the special administrative region of Macau;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“Lutter Global Limited” or “LGL” are to Lutter Global Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“mainland China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of QDM BVI;

●	“QDM” are to QDM International Inc., a Florida corporation;

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company, each convertible into approximately 3.67 shares of common stock;

●	“technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	the “Company,” “we,” “us,” and “our” are to QDM International Inc. and its consolidated subsidiaries, unless the context suggests otherwise; and

●	“YeeTah” are to Hong Kong YeeTah Insurance Broker Limited, formerly known as YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

QDM and QDM BVI maintain their books and records in U.S. dollars and in accordance with generally accepted accounting principles of the United States. QDM HK and YeeTah maintain their books and records either in U.S. dollars or Hong Kong dollars. The functional currency of Lutter Global Limited is the Euro.

This Report also contains translations of Hong Kong dollars into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at HK$7.80 = US$1.00, which is the prevailing exchange rate as of March 31, 2024. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

Due to rounding, numbers presented throughout this annual report may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

In May 2020, we effected a reverse stock split of all issued and outstanding shares of common stock and preferred stock of 24/7 Kid at a split ratio of 1-for-100 (the “2020 Reverse Stock Split”). On August 10, 2021, we completed a one-for-thirty (1:30) reverse stock split, where every thirty (30) shares of the Company’s issued and outstanding shares of common stock were automatically converted into one share of common stock, without any change in the par value per share (the “2021 Reverse Stock Split”). The 2021 Reverse Stock Split reduced the number of the Company’s issued and outstanding shares of common stock from approximately 6.24 million shares to approximately 0.2 million shares. The number of authorized shares of common stock was not affected by the 2021 Reverse Stock Split. On April 5, 2024, we increased the authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and the authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and completed a forward split of the issued and outstanding shares of common stock at a ratio of 10-for-1 (the “2024 Forward Stock Split”). The share number and related data in this Report has been updated to reflect the stock splits referenced above.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

YeeTah sells a wide range of insurance products consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah is also licensed to provide customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance (“ORSO”) schemes in Hong Kong, which are retirement protection schemes set up for employees who are Hong Kong residents.

YeeTah sells insurance products underwritten by insurance companies operating in Hong Kong to individual customers who are either Hong Kong residents or visitors from Mainland China and is compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. Commissions generally depend on the type and term of insurance products and the particular insurance company, and they are usually paid by the insurance companies the next month after the cooling off period of the policies sold, which is generally 21 days after the earlier of the delivery of the policy or the delivery of the cooling off notice to the policy holder, during which period policy purchasers may cancel the policy at their discretion and receive refunds.

As of the date of this Report, YeeTah is a party to agreements with 17 insurance companies in Hong Kong, and offers approximately 464 insurance products to its individual customers. For the fiscal year ended March 31, 2024, approximately 96.5% of YeeTah’s total commissions was attributable to one insurance company. For the fiscal year ended March 31, 2023, an aggregate of 99.1% of YeeTah’s total commissions was attributable to its top two insurance companies.

During the fiscal year ended March 31, 2024 and March 31, 2023, YeeTah had a total of 133 and 63 customers in life and medical insurance, respectively, and 33 and 23 individual customers in general insurance, respectively, as well as five and four customers for MPF related services, respectively. As of the date of this Report, Yeetah has not provided any customer ORSO related services.

As an independent insurance broker, YeeTah offers not only a broad range of insurance products underwritten by multiple insurance companies to address the diverse needs and preferences of increasingly sophisticated customers but also provide a range of quality services covering insurance policy application, customer information collection, analysis of policy selection, and after-sale services.

YeeTah focuses on offering long-term life insurance products including endowment life and annuity life insurance and distributes general insurance products including automobile insurance, individual accident insurance, homeowner insurance, liability insurance and travel insurance. All of YeeTah’s sales of life and medical insurance products and general insurance products are conducted through its licensed salespersons (known in Hong Kong as technical representatives).

Hong Kong’s independent insurance intermediary market is experiencing rapid growth due to increasing demands for insurance products by the Chinese population, especially visitors from mainland China. Although we do not sell any insurance products in mainland China or solicit any customer in China, we intend to grow our business by offering premium services and recruiting talent to join our professional team and sales force, expanding our distribution network through building more connections with business partners in Hong Kong and mainland China, such as wealth management companies, funds, trust companies, and overseas immigration agencies.

Holding Company Structure

QDM is not an operating company but a Florida holding company with operations primarily conducted through its indirectly wholly-owned subsidiary based in Hong Kong. Our investors hold shares of common stock in QDM, the Florida holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China. Our corporate organizational structure is as follows as of the date of this Annual Report:

Our holding company structure presents unique risks as our investors may never directly hold shares in our Hong Kong operating subsidiary and we will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries may be significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

Currently, PRC laws and regulations do not prohibit direct foreign investment in our Hong Kong operating subsidiary. Nonetheless, in light of the statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of companies incorporated in mainland China operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of the uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB Venture Market operated by the OTC Markets Group Inc. (the “OTCQB”), which would likely cause the value of our securities to significantly decline or become worthless.

The Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, which was enacted on December 18, 2020 and further amended by the Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, or the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the Public Company Accounting Oversight Board (United States), or the PCAOB, for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the CSRC and the Ministry of Finance of the People’s Republic of China. The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB has been able to conduct inspections and investigations completely in the PRC in 2022.

As of the date of this Report, our auditor, ZH CPA, LLC, is not subject to the determinations as to inability to inspect or investigate completely as announced by the PCAOB on December 16, 2021 as they are not on the list published by the PCAOB. As a firm registered with the PCAOB, ZH CPA, LLC is headquartered in Denver, Colorado, and is subject to laws in the United States which provide that the PCAOB shall conduct regular inspections to assess the auditor’s compliance with the applicable professional standards. We have no intention of dismissing ZH CPA, LLC in the future or engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investor may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China or Hong Kong that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong — Under the HFCAA, our securities may be prohibited from being traded on any U.S. securities exchange, including the New York Stock Exchange and Nasdaq, or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three” on page 30.

Transfers of Cash and Other Assets to and from Our Subsidiaries

QDM is a holding company incorporated in Florida with no material operations of its own, and we primarily conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, in Hong Kong. We may rely on dividends and other distributions on equity to be paid by our Hong Kong operating subsidiary, YeeTah, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in mainland China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” The laws and regulations of the PRC do not currently have any material impact on transfer of cash from us to YeeTah or from YeeTah to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors or to settle amounts owed. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend or other distribution without restrictions on the amount of the funds, subject to availability of distributable profits and sufficient cash to maintain going concern and solvency of YeeTah and any contractual obligations owed to third parties prohibiting or restricting dividend distributions. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among our holding company and its subsidiaries.

However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into mainland China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong operating subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 25 and “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 27.

Regulatory Permissions and Developments

Our PRC counsel has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in mainland China, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly. The Chinese government may intervene or influence our current and future operations in Hong Kong or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

The PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

On July 7, 2022, the CAC issued the Measures for the Security Assessment of Cross-border Transfer of Data, which stipulates that data processor who provides overseas the important data collected and generated during operations within the PRC and personal information that shall be subject to security assessment shall conduct a security assessment. Furthermore, if the data processor provides data overseas and meets one of the following circumstances, it shall declare the security assessment: (i) where a data processor provides critical data abroad; (ii) where a key information infrastructure operator or a data processor processing the personal information of more than one million people provides personal information abroad; (iii) where a data processor has provided personal information of 100,000 people or sensitive personal information of 10,000 people in total abroad since January 1 of the previous year; and (iv) other circumstances prescribed by the CAC for which declaration for security assessment for outbound data transfers is required.

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

On March 22, 2024, the CAC issued the Provisions on Promoting and Regulating Cross-border Data Flows, which stipulates that a data handler providing personal information abroad may be exempted from declaring security assessment for data to be provided abroad, concluding a standard contract for personal information to be provided abroad or passing authentication for protection of personal information if it satisfies certain conditions. In addition, to provide the data collected and generated in such activities as international trade, cross-border transport, academic cooperation, transnational manufacturing and marketing, which do not contain personal information or important data, to overseas parties is exempted from all these procedures aforementioned.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. We are advised by our PRC counsel that, PRC National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III of the Basic Law and do not apply directly to our Hong Kong subsidiaries.

Our PRC counsel has advised us that that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

In addition, in light of the statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our securities to significantly decline or become worthless.

Furthermore, there may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. We are also subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors.

For a detailed description of the risks facing the Company and the risks associated with having our operations in Hong Kong, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

Corporate History

QDM was incorporated in Florida on March 10, 2020 as the successor to 24/7 Kid, which was incorporated in Florida in November 1998. 24/7 Kid was a telemedicine company that provided Connect-a-Doc telemedicine kits to schools with its services aiming at providing an alternative to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available.

On March 3, 2020, a stock purchase agreement (the “Purchase Agreement”) was entered into by and between Huihe Zheng, our Chief Executive Officer and Chairman, and Tim Shannon, our then controlling shareholder as well as Chief Executive Officer, Chief Financial Officer, President and director. Pursuant to the Purchase Agreement, Mr. Shannon sold to Mr. Zheng (i) 236,666 shares of common stock of 24/7 Kid, representing 42.6% of the total issued and outstanding shares of common stock of 24/7 Kid as of March 9, 2020 and (ii) 13,500 shares of Series B Preferred Stock, each entitling the holder to 100 votes on all corporate matters submitted for shareholder approval, in consideration of $500,000 in cash from Mr. Zheng’s personal funds. The shares of common stock and Series B Preferred Stock acquired by Mr. Zheng, in the aggregate, represented 68.3% of the outstanding voting securities of 24/7 Kid as of March 9, 2020, and the acquisition of such shares resulted in a change in control of 24/7 Kid.

On March 10, 2020, QDM was incorporated in Florida as a wholly owned subsidiary of 24/7 Kid, and QDM Merger Sub, Inc. (“Merger Sub”) was incorporated in Florida as the wholly owned subsidiary of QDM, for the purposes of effectuating a name change by implementing a reorganization of the corporate structure of 24/7 Kid through a merger (the “Merger”). On March 13, 2020, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among 24/7 Kid, QDM, and the Merger Sub. On April 8, 2020, the Articles of Merger were filed with the State of Florida to effect the Merger as stipulated by the Merger Agreement.

Pursuant to the Merger Agreement, Merger Sub merged with and into 24/7 Kid, with 24/7 Kid being the surviving entity. As a result, the separate corporate existence of Merger Sub ceased and 24/7 Kid became a direct, wholly-owned subsidiary of QDM. Pursuant to the Merger Agreement and as a result of the Merger, all issued and outstanding shares of common stock and Series B Preferred Stock of 24/7 Kid were converted into shares of QDM’s common stock and Series B Preferred Stock, respectively, on a one-for-one basis, with the QDM securities having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the securities of 24/7 Kid being converted. As a result, upon consummation of the Merger, all of the shareholders of 24/7 Kid immediately prior to the Merger became shareholders of QDM and all the directors and officers of 24/7 Kid became the directors and officers of QDM. Upon consummation of the Merger, QDM became the successor issuer to 24/7 Kid pursuant to 12g-3(a) and as a result of shares of our common stock were deemed to be registered under Section 12(g) of the Exchange Act.

On October 21, 2020, QDM entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also the principal shareholder and Chairman and Chief Executive Officer of QDM, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 900,000 shares of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock being currently convertible into approximately 3.67 shares of our common stock, subject to certain adjustments and limitations (the transaction, the “Share Exchange”). The Share Exchange closed on October 21, 2020. As a result of the consummation of the Share Exchange, QDM acquired 100% of the share capital of QDM BVI, and indirectly all of the share capital of QDM HK and YeeTah.

On November 3, 2021, we acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. We acquired QDMS through an intermediary holding company, LGL, which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to us for a consideration of USD$1.00. As a result, we acquired 100% ownership of LGL, which, in turn, owned 100% of QDMS.

In 2022, 24/7 Kid was administratively dissolved with the State of Florida.

In March 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 289,104,000 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937.

On October 4, 2023, the Company sold QDMS to Mr. Zheng for no consideration. As a result of the disposition, the Company recognized a gain of $33,165.

Recent Developments

Referral Business

In December 2023, we strategically expanded our business model by entering into a collaborative partnership with a trust company in Hong Kong. This partnership allows us to refer potential clients, who are part of our growing customer base, to the trust company for their investment products. In return for these referrals, we receive a portion of the investment returns generated from these referred clients. This mutually beneficial arrangement enables us to diversify our revenue streams while providing additional value to our customers by connecting them with trusted investment opportunities. As of the date of this Report, we have not yet generated revenue from our referral business.

2024 Forward Stock Split

On March 28, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company (the “Amendment”) with the Florida Department of State to (i) increase its authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and its authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and (ii) effect a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1, which became effective as of April 5, 2024. The foregoing amendments were approved by the Company’s board of directors and shareholders holding approximately 60.9% of the voting power of the Company.

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock will be proportionately adjusted.

On April 4, 2024, the 2024 Forward Stock Split was approved and announced by the Financial Industry Regulatory Authority with an effective date on April 5, 2024.

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2024, YeeTah had distributed an aggregate of 464 life and medical insurance policies from 17 insurance companies in Hong Kong. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, which have very stringent requirements on selection of brokers. YeeTah has been working with them since 2015 and has been able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s responsible officer has more than 20 years of experience in the insurance industry and ten years of management experience.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that YeeTah’s strong in-house training program, which covers regulatory requirements, product knowledge and sales skills, gives it a competitive edge over the other professional insurance intermediaries and helps YeeTah retain its sales force and improve our sales. The training also emphasizes inculcating in YeeTah’s technical representatives our corporate culture of customer service and commitment to high ethical standards.

Growth Strategy

Our goal is to further expand our distribution network. To achieve this goal, we intend to capitalize on the growth potential of Hong Kong’s insurance industry and the insurance intermediary sector, leverage our competitive strengths and pursue the following strategy:

●	Further Participation in the Growing Life-Insurance Sector in Hong Kong. Life insurance products that require periodic premium payments have the potential to generate sustained revenue over an extended period of time. In order to take advantage of the significant growth potential of Hong Kong’s life issuance market and generate recurring income, we intend to continue to devote significant resources to growing this business line. We intend to actively recruit sales and marketing professionals to help increase sales of life insurance products in Hong Kong. We also intend to improve the productivity of individual technical representatives through rigorous training. In addition, we plan to leverage our existing customer base to cross-sell life insurance products to our non-life insurance customers.

●	Further Expand Our Distribution Network Through Building Relationships with Strategic Partners. The insurance intermediary sector in Hong Kong is highly competitive. We plan to grow our distribution network by building relationships with partners in mainland China that have the potential of generating large premium in sales such as financial institutes, real estate companies and other public entities and with wealth management companies, high net-worth clients and strategic partners in the Hong Kong market through recruiting and hiring more sales professionals to cover strategic partners. We believe that expanding our distribution network will help us generate more business and grow our sales.

●	Continue to Strengthen Our Relationships with Leading Insurance Companies. We currently establish and maintain most of our business relationships with insurance companies in Hong Kong. As we plan to expand our distribution network through partners in China in an effort to increase our sales volumes in the future, we hope to obtain favorable commission rates and exclusive rights to distribute high-margin products or collaborate with our insurance company partners to custom-develop products to suit the needs of our prospective customers.

The Hong Kong Insurance Market

Hong Kong has one of the most developed insurance markets in Asia, with the per capita insurance premium standing at high levels and has attracted many of the world’s top insurance companies. According to the statistics published by the Hong Kong Insurance Authority, the total gross premiums of the Hong Kong insurance industry reached HKD549 billion ($70.4 billion) for the year of 2023.

Total revenue premiums of in-force long term business (referring to individual life and annuity business) in Hong Kong were HKD482.4 billion ($61.8 billion) in 2023 (decreased by 1.8%), mainly comprising $423.4 billion of individual life and annuity business (non-linked) (increased by 2.6%), $23.6 billion of individual life and annuity (linked) business (decreased by 16.8%), as well as $29.3 billion of retirement scheme related business (decreased by 34.3%).

Products and Services

We market and sell two broad categories of insurance products: (1) life and medical insurance products, and (2) general insurance products. As of the date of this Report, insurance products we sell are underwritten by 17 insurance companies in Hong Kong. In addition, as an MPF Intermediary, we also assist our customers with their investment through the MPF and the ORSO schemes in Hong Kong. Such services primarily include collection and provision of information on investment products and exclude investment advisory services.

Life and Medical Insurance Products

Our life and medical insurance products collectively accounted for approximately 99.90% and 99.49% of our net revenues for the fiscal year ended March 31, 2024 and 2023, respectively. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.78% to 188% of the first year premiums and in the range of 0% to 64.8% of renewal premiums.

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

We believe due to mainland China and Hong Kong’s rapidly aging population, high national savings rate, sustained economic development, rising household income, strong support from government policies and regulations, and enhanced risk protection awareness, Hong Kong’s life and medical insurance sector will experience faster growth than the other insurance sectors, and currently we continue to allocate greater resources to develop our life and medical insurance business.

General Insurance Products

Our general insurance products, also known as property and casualty insurance products, accounted for less than 1% of our net revenues for the fiscal year ended March 31, 2024 and 2023. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 8.0% - 57.5% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

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

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retire plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPF as trustees to administer the MPF and ORSO schemes. As of March 31, 2024, there were a total 12 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% - 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. We had serviced five and four customers with account opening and transfer of funds through the MPF scheme during the fiscal year ended March 31, 2024 and 2023, respectively.

Referral Business

In December 2023, we strategically expanded our business model by entering into a collaborative partnership with a trust company in Hong Kong. This partnership allows us to refer potential clients, who are part of our growing customer base, to the trust company for their investment products. In return for these referrals, we receive a portion of the investment returns generated from these referred clients. This mutually beneficial arrangement enables us to diversify our revenue streams while providing additional value to our customers by connecting them with trusted investment opportunities. As of the date of this Report, we have not yet generated revenue from our referral business.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2024, our team included 11 technical representatives who exclusively work in insurance brokerage services for YeeTah in Hong Kong. YeeTah enters into referral agreements with business partners, pursuant to which the business partners will refer clients to YeeTah and are compensated for their referrals if referred clients purchase insurance through YeeTah.

Customers

By providing premium customer services to our customers, we strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, who purchase more than one product from us. During the fiscal year ended March 31, 2024 and 2023, we serviced a total of 133 and 63 customers with life and medical insurance, respectively, and 33 and 23 customers with general insurance, respectively. Of all of our customers in life and medical insurance, we had 6 from Hong Kong and 127 from mainland China for the fiscal year ended March 31, 2024 and 8 customers from Hong Kong and 55 customers from Mainland China for the fiscal year ended March 31, 2023. As of March 31, 2024, all of our 33 customers for general insurance and five customers for MPF are from Hong Kong.

Collaboration with Insurance Companies

As of March 31, 2024, YeeTah is a party to long-term agreements with 17 insurance companies in Hong Kong, pursuant to which YeeTah is authorized to market and distribute certain insurance products of those companies to its customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

For the fiscal years ended March 31, 2024 and 2023, our top insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2024		Fiscal Year Ended March 31, 2023
Company Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
Company A	6,143,538.86	96.5%	1,032,346.56	91.1%
Company B	185,826.25	2.9%	758	0.1%
Company C	26,564.36	0.4%	90,557.84	8.0%

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of our competitive product offerings, premium customer services and reputation. Our principal competitors include:

●	Professional insurance brokerages. As of March 31, 2024, there were a total of 1,673 and 808 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance brokerages are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance brokerage sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies as well as better insurance premium.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products and professional services.

Although some of our competitors have operated for a longer period of time than us, with more market shares and greater brand influence, we believe that our team’s years of experience in the insurance industry, as well as our quality customer service, enable us to better respond and adapt to fast changing insurance market conditions compared to the larger competitors.

Seasonality

Our income is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. For life insurance, the insurance companies, under pressure to meet their annual sales targets, would increase their sales efforts during the fourth quarter of a year by, for example, offering more incentives for insurance brokerages to increase sales. As a result, income derived from life insurance products for the fourth quarter of a year is generally the highest among all four quarters. Business activities, including buying and selling insurance, usually slow down during the Chinese New Year festivities, which occur during the first quarter of each year. As a result, income derived from our insurance products for the first quarter of a year has generally been the lowest among all four quarters.

Intellectual Property

As of March 31, 2024, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

As of March 31, 2024, we had seven employees, including five full-time employees who are based in our headquarter in Hong Kong (three of whom are qualified technical representatives) and our two executive officers. In addition to our employees, YeeTah is affiliated with 11 licensed technical representatives, who are treated as independent contractors, as of March 31, 2024. Technical representatives are licensed individuals who provide advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives (who are not our employees) are solely compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of basic commission rate provided by each insurance company.

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

Regulations Related to Insurance Intermediaries

Effective September 23, 2019, the Insurance Authority of Hong Kong (“IA”) took over the regulation of insurance agents and brokers (collectively, “Insurance Intermediaries”) from the three self-regulatory organizations (i.e., the Insurance Agents Registration Board established under The Hong Kong Federation of Insurers, The Hong Kong Confederation of Insurance Brokers and The Professional Insurance Brokers Association) and becomes the sole regulator to license and supervise all Insurance Intermediaries in Hong Kong. The IA is responsible for supervising Insurance Intermediaries’ compliance with the provisions of Insurance Ordinance (Chapter 41 of the Laws of Hong Kong) (“IO”), and the relevant regulations, rules, codes and guidelines issued by the IA. The IA is also responsible for promoting and encouraging proper standards of conduct of Insurance Intermediaries, and has regulatory powers in relation to licensing, inspection, investigation and disciplinary sanctions.

The regulatory regime for Insurance Intermediaries is activity-based. Under section 64G of the IO, a person must not carry on a regulated activity, or must not hold out that the person is carrying on a regulated activity, in the course of business or employment, or for reward unless the person holds an appropriate type of Insurance Intermediary license or is exempt under the IO. It is an offence for contravening section 64G of the IO.

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

“Fit and Proper” Requirements

Under the IO, a person who is, is applying to be, or is applying for a renewal of a license to be, a licensed insurance broker is required to satisfy the IA that he/she/it is a fit and proper person. In addition, the responsible officer(s), controller(s), and director(s) (where applicable) of a licensed insurance broker company are also required to be fit and proper persons. These “fit and proper” requirements aim at ensuring that the licensed insurance brokers are competent, reliable and financially sound, and have integrity. Pursuant to the IO, in determining whether a person is a fit and proper person, the IA must consider, among others, the following factors:

●	the person’s education or other qualifications or experience;

●	the person’s ability to carry on a regulated activity competently, honestly and fairly;

●	the persons’ reputation, character, reliability and integrity;

●	the person’s financial status or solvency;

●	whether any disciplinary action has been taken against the person by the Monetary Authority, the Securities and Futures Commission, the Mandatory Provident Fund Schemes Authority; or any other authority or regulatory organization (in Hong Kong or elsewhere) with functions similar to those of the IA;

●	if the person is a company in a group of companies, any information in the possession of the IA relating to any other company in the group of companies or any controller or director of the person or of such company;

●	the state of affairs of any other business which the person carries on or proposes to carry on; and

●	in respect of an application to be licensed as a licensed insurance broker company or renewal of such license, any information in the possession of the IA relating to (i) any current or prospective employees or affiliates of the person, or any other person acting for or on behalf of the person, in each case, for the purposes of carrying on regulated activities and (ii) the question as to whether the person has established effective internal control procedures and risk management systems to ensure its compliance with the IO.

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

Financial and Other Requirements for Licensed Insurance Broker Companies

A licensed insurance broker company is required to comply with the Insurance (Financial and Other Requirements for Licensed Insurance Broker Companies) Rules (Chapter 41L of the Laws of Hong Kong) (“Broker Rules”), which came into force on September 23, 2019 and set out, inter alia, some of the key requirements in relation to:

●	Share Capital and Net Assets

A licensed insurance broker company must at all times maintain a paid-up share capital of not less than HK$500,000 and net assets of not less than HK$500,000 ($64,103). In respect of licensed insurance broker companies which were previously registered under the self-regulatory regime (and which continue to be licensed under the new regulatory regime effective from September 23, 2019 mentioned above) (“specified insurance broker companies”), the Broker Rules stipulated a 4-year plus phase-in transitional arrangement, pursuant to which, “specified insurance broker company” is required to maintain the amount of paid-up share capital and net assets of (i) not less than HK $100,000 ($12,821) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than HK $300,000 ($38,462) for the period from January 1, 2022 to December 31, 2023.

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

Under the statutory regime, the Mandatory Provident Fund Schemes Authority (“MPFA”) is the authority to administer MPF intermediaries, issue guidelines on compliance with statutory requirements applicable to registered MPF intermediaries, and impose disciplinary sanctions. On the other hand, the IA is given the statutory role for monitoring the compliance of the registered MPF intermediaries. As a frontline regulator, the IA supervises the conduct requirements stipulated in the Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong) (“MPFSO”). If the IA has reasonable cause to believe that the registered MPF intermediaries may have failed to comply with the statutory conduct requirements, it may exercise the investigation powers under the MPFSO for investigating the suspected non-compliance.

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

Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong)

The MPFSO is an ordinance enacted for the purposes of providing for the establishment of non-governmental mandatory provident fund schemes, or the MPF Schemes. The MPFSO requires every employer of an employee (other than exempt persons) of 18 years of age or above but under 65 years of age to take all practical steps to ensure the employee becomes a member of a registered MPF Scheme. Subject to the minimum and maximum relevant income levels, it is mandatory for both employers and their employees to contribute 5% of the employee’s relevant income to the MPF Scheme. For a monthly-paid employee, the maximum relevant income level is HK$30,000 (approximately $3,870) per month and the maximum amount of contribution payable by the employer to the MPF Scheme is HK$1,500 (approximately $193). Any employer who, without reasonable cause, contravenes this requirement commits a criminal offence and is liable on conviction to a fine of HK$350,000 (approximately $45,200) and imprisonment for three years, and to a daily penalty of HK$500 (approximately $65) for each day on which the offence is continued. As of the date of this Report, we believe that we have made all contributions required under the MPFSO.

Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong)

The Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong), or the MWO, provides for a prescribed minimum hourly wage rate (currently at HK$40.0 per hour) during the wage period for every employee engaged under a contract of employment under the EO. Any provision of the employment contract which purports to extinguish or reduce the right, benefit or protection conferred on the employee by the MWO is void.

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

Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong)

Under the Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong), the Hong Kong stamp duty, currently charged at the ad valorem rate of 0.1% on the higher of the consideration for or the market value of the shares, will be payable by the purchaser on every purchase and by the seller on every sale of Hong Kong shares (in other words, a total of 0.2% is currently payable on a typical sale and purchase transaction of Hong Kong shares). In addition, a fixed duty of HK$5 is currently payable on any instrument of transfer of Hong Kong shares. Where one of the parties is a resident outside Hong Kong and does not pay the ad valorem duty due by it, the duty not paid will be assessed on the instrument of transfer (if any) and will be payable by the transferee. If no stamp duty is paid on or before the due date, a penalty of up to ten times the duty payable may be imposed.

Regulations Related to Anti-Money Laundering and Counter-Terrorist Financing

Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong)

The Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong), or the AMLO imposes requirements relating to client due diligence and record-keeping and provides regulatory authorities with the powers to supervise compliance with the requirements under the AMLO. In addition, the regulatory authorities are empowered to (i) ensure that proper safeguards exist to prevent contravention of specified provisions in the AMLO; and (ii) mitigate money laundering and terrorist financing risks.

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

PRC Regulations

Enforceability of Civil Liabilities

Half of our officers and directors are residents of China and a substantial portion of their assets are located outside the United States. As a result, it may be difficult or impossible for a shareholder to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our executive officers and directors.

Our PRC counsel has advised us that there is uncertainty as to whether PRC courts would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (ii) entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Our PRC counsel has further advised us that the PRC Civil Procedures Law governs the recognition and enforcement of foreign judgments. PRC courts may recognize and enforce foreign judgments in accordance with the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions.

The PRC does not have any treaties or other agreements with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they determine that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

Item 1A. Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors.” If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Summary of Risk Factors

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected. Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to both quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly variations are not within our control.

●	Our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal control over financial reporting.

Risks Related to Doing Business in Hong Kong

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in mainland China and Hong Kong, which could materially and adversely affect our business.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor.

●	QDM is a holding company with operations conducted through its wholly-owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong operating subsidiary, Yeetah and we will be dependent upon contributions from our subsidiary to finance our cash flow needs.

●	QDM is organized under the laws of the State of Florida as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.

●	The market price for our securities could be adversely affected by increased tensions between the United States and China.

●	Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

●	The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region could impact our Hong Kong operating subsidiary.

Risks Related to Our Common Stock

●	An active and visible trading market for our common stock may not develop.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

●	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

●	Our controlling shareholder may exercise significant influence over us and may be subject to conflicts of interest.

●	The Series B and Series C Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling shareholder, may exercise significant influence over us and may be subject to conflicts of interest.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	Our management has determined that our disclosure controls and procedures were not effective as of March 31, 2024 and we have identified material weaknesses in our internal control over financial reporting.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2024, approximately 96.5% of our total commissions were attributed to one insurance company. For the fiscal year ended March 31, 2023, an aggregate of 99.1% of our total commissions were attributable to our top two insurance company partners, accounting 91.1% and 8.0% of our total revenue, respectively.

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

As of March 31, 2024, we had 11 technical representatives. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

Misconduct of the technical representatives may have a material adverse effect on our business, results of operations or financial condition.

Misconduct of the technical representatives could result in regulatory sanctions, litigation or serious reputational or financial harm to us.

Misconduct may include:

●	the conduct during the course of sales and the use of methods of solicitation and advertising that violates the relevant laws and regulations governing insurance industry or other applicable area of laws and regulations in Hong Kong;

●	the use of methods of solicitation and advertising that are not compatible with the integrity and dignity of the profession of insurance broking;

●	the use of any illustration, circular, memorandum or other material that misrepresents or is incomplete as regards the terms, benefits or advantages of any insurance policy issued or to be issued to a prospective customer;

●	the use of any incomplete or misleading comparison or illustration of any policy or contract of insurance for the purpose of inducing an insured to forfeit or replace a policy or contract of insurance;

●	the offer of any unlawful payment, allowance or gift as an inducement to any prospective customer to insure through the technical representative; and

●	holding out to the public or advertising by means of advertisements, cards, circulars, letters, signs or other methods in an irresponsible, untruthful or otherwise unlawful manner.

Failure to prevent and detect misconduct may have a material adverse effect on our business, results of operations or financial condition.

We are subject to extensive regulations for our insurance brokerage business and operations.

We conduct our business primarily in Hong Kong as a licensed insurance broker, and our business operations are subject to vigorous regulations in Hong Kong applicable to licensed insurance brokers. Any failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our license as insurance broker. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impede our ability to retain customers and develop new customer relationships, which may reduce our revenues.

The regulatory landscape in the insurance industry in Hong Kong is subject to constant evolution and changes. We face the risk of significant intervention by regulatory authorities from time to time, including increased registered capital requirements, extended training of the insurance agencies’ personnel, and adoption of restrictive new regulations that can incur substantial costs on the Company. If any such new regulations and rules become effective and applicable to our business, these regulations may materially limit our business activities and operational profitability.

Compliance with changing regulation of corporate governance and public disclosure as a public company in the U.S., and our management’s limited experiences with such regulations, may result in additional expenses and create an increased risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. In addition, our management members who are located Hong Kong have limited experience with compliance with U.S. laws (including securities laws). This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

We are required to obtain applicable licenses, permits and approvals from different Hong Kong regulatory authorities in order to conduct or expand our business. The Insurance Authority of Hong Kong (“IA”) has promulgated various regulations on the insurance business, including regulations requiring an insurance broker company license. We obtained, renewed and maintained our insurance broker company license as required by the IA. However, there is no assurance that the IA will not issue new regulations governing the insurance product and service industry that might require us to obtain additional licenses, permits or approvals for our current or future business operations. Our failure to obtain any such additional licenses, permits or approvals may adversely affect our business operations and financial condition.

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

We are an insurance broker and derive revenues primarily from commissions paid by the insurance companies whose policies our customers purchase. Our commission rates are set by insurance companies and are based on the types and terms of the insurance products. Commission rates and premiums can change based on the prevailing economic, regulatory, tax-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, as well as the tax deductibility of commissions and the consumers themselves.

Because we do not determine, and cannot predict, the timing or extent of premium or commission rate changes, we cannot predict the effect any of these changes may have on our operations. Any decrease in premiums or commission rates may significantly affect our profitability.

Quarterly and annual variations in our commission revenue may unexpectedly impact our results of operations.

Our commission revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. During any given year, our commission revenue derived from distribution of life and medical insurance products is highest during the fourth quarter and is lowest during the first quarter because it is customary for insurance companies in Hong Kong to launch promotions in the fourth quarter in pursuit of higher sales by year end. The factors that cause the quarterly and annual variations are not within our control. Specifically, regulatory changes to product design may result in cessation of products from time to time and cause quarterly fluctuation in the results of our operations. In addition, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations, and many of our insurance products last more than one year, contributing to the annual fluctuations in sales. As a result, quarterly or annual comparisons of our operating results may not be used as an indication of our future performance.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular, Mr. Huihe Zheng, our President and Chief Executive Officer. If our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel in the insurance brokerage industry is intense because of a number of factors, including the limited pool of qualified candidates. We may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information, key professionals and staff members.

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

QDM is a holding company incorporated in Florida, and it relies on dividends and other distributions on equity paid by its subsidiaries for its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders and service any debt it may incur. If any of QDM’s subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to QDM.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by our Hong Kong subsidiaries to us. See “Item 1. Business – Regulation — Regulations Related to Hong Kong Taxation.” Any limitation on the ability of our Hong Kong subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Risks Related to Doing Business in Hong Kong

Political risks associated with conducting business in Hong Kong and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

Our operational activities are primarily conducted in Hong Kong. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, the constitutional document for Hong Kong, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since all of our operations are primarily based in Hong Kong, any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Our revenue is susceptible to ongoing incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect the business operations of our Hong Kong operating subsidiary. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on the business operations of our Hong Kong operating subsidiary, which could in turn adversely and materially affect our business, our results of operations and financial condition. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Ordinary Shares could be adversely affected.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. For example, according to the Circular on Further Promoting the Facilitation of Individual Current Account Foreign Exchange Business and its annexes issued and implemented by the State Administration of Foreign Exchange on March 25, 2021, the purchase of foreign exchange by individuals of mainland China shall not be used to purchase overseas life insurance or investment dividend-returning insurance. We cannot assure you that the PRC government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong operating subsidiary.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress passed the Hong Kong National Security Law. Hong Kong’s chief executive promulgated it in Hong Kong later the same day. This law defines the duties and government bodies of the Hong Kong for safeguarding national security and four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong operating subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, the business operations, our financial position and results of operations could be materially and adversely affected.

Our business operations are located in Hong Kong, which renders us especially sensitive to local conditions and changes, such as those with respect to laws and regulations, economic and political environments, force majeure events, natural disasters or mass civil movements.

Currently, our business operations are based in Hong Kong, and we have no plan to operate in other territories in the near future. Our business operations are therefore exposed to any deterioration in the economic, social and/or political conditions, significant changes in laws and regulations governing the insurance brokerage services industry, as well as any change of legal system, incidence of social movements, strike, riot, civil disturbances, mass civil movements, disobedience, recurrence of past outbreaks or epidemics, occurrence of any future epidemic outbreaks, natural disasters or other catastrophic events in Hong Kong. Since our business operations are limited to Hong Kong, the aforesaid adverse circumstances may materially and adversely disrupt operations of our insurance brokerage services, and in turn, our revenues and profitability, and consequently, our results of operations and financial condition.

Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

QDM is a holding company incorporated in Florida with its operating subsidiary located in Hong Kong. Accordingly, most of our cash is maintained in Hong Kong Dollars. We conduct no other business and, as a result, we depend entirely upon our Hong Kong operating subsidiary’s earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our Hong Kong operating subsidiary. There are currently no restrictions of transferring funds between our Florida holding company and our operating subsidiary in Hong Kong or limitations on the ability of our Hong Kong subsidiaries to issue dividends or other distributions to its overseas shareholders. However, we cannot assure you that the oversight of the PRC government will not be extended to companies operating in Hong Kong like our Hong Kong operating subsidiary. There is a possibility that the PRC government could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders and could result in a material adverse change to our business operations, our prospects, financial condition, and results of operations, and could cause our common stock to significantly decline in value or become worthless.

The market price for our securities could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Hong Kong National Security Law. This law defines the duties and government bodies of Hong Kong for safeguarding national security and four categories of offences—secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including then Hong Kong chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law”. On March 16, 2021, the U.S. State Department submitted a report listing an additional 24 foreign persons determined to meet the HKAA criteria. This report is an update to the October 2020 and March 2021 reports, consistent with section 5(e) of the HKAA. In July 2021, President Joe Biden warned investors about the risks of doing business in Hong Kong and on July 16, 2021, the U.S. Departments of State, Commerce, Homeland Security and the Treasury issued an advisory saying China’s push to exert more control over Hong Kong threatens the rule of law and endangers employees and data. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like us. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected.

We may be affected by the currency peg system in Hong Kong.

Since 1983, Hong Kong dollars have been pegged to the U.S. dollars at the rate of approximately HK$7.80 to US$1.00. We cannot assure you that this policy will not be changed in the future. If the pegging system collapses and Hong Kong dollars suffer devaluation, the Hong Kong dollar cost of our expenditures denominated in foreign currency may increase. This would in turn adversely affect the operations and profitability of our business.

Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

We currently have no operations in mainland China. YeeTah does not sell any insurance products in mainland China or solicit customers or collect, store or process any personal data of any customer in China, and is not regulated by any insurance regulator in mainland China. As a result, the laws and regulations of the PRC do not currently have any material impact on YeeTah’s business, financial condition and results of operations. However, as we operate in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of the PRC become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

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

We have no operation in mainland China. We primarily operate in Hong Kong, a special administrative region of China. In addition, YeeTah does not sell any insurance products in mainland China or solicit any customer in China, and is not regulated by any insurance regulator in mainland China. The PRC government currently does not exert direct influence and discretion over the manner in which we conduct our business activities outside of mainland China, however, there is no guarantee that we will not be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or as a result of our expansion or acquisition of operations in mainland China.

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

In the opinion of our PRC counsel, we are not currently required to obtain permission from the PRC government for the trading of our common stock on the OTCQB; however, there is no guarantee that this will continue to be the case in the future, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any actions by the PRC government to exert more oversight and control over offerings (including businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in Hong Kong-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Our PRC counsel has advised us that we are not subject to cybersecurity review with the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, our PRC counsel has advised us that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB800 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Item 1. Business – Regulatory Permissions and Developments” on page 4.

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

Because substantially all of our operations are based in Hong Kong, we are subject to the regulations and rules of the Hong Kong government as well as the influence of the Chinese government. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, replacing the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must undergo a cybersecurity. On July 7, 2022, the CAC issued the Measures for the Security Assessment of Cross-border Transfer of Data, which stipulates that data processor who provides overseas the important data collected and generated during operations within the PRC and personal information that shall be subject to security assessment shall conduct a security assessment. Furthermore, if the data processor provides data overseas and meets one of the following circumstances, it shall declare the security assessment: (i) where a data processor provides critical data abroad; (ii) where a key information infrastructure operator or a data processor processing the personal information of more than one million people provides personal information abroad; (iii) where a data processor has provided personal information of 100,000 people or sensitive personal information of 10,000 people in total abroad since January 1 of the previous year; and (iv) other circumstances prescribed by the CAC for which declaration for security assessment for outbound data transfers is required. On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, (i) domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (A) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. In such circumstances, where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. As of the date of this Report, the revised Provisions have come into effect. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.On March 22, 2024, the CAC issued the Provisions on Promoting and Regulating Cross-border Data Flows, which stipulates that a data handler providing personal information abroad may be exempted from declaring security assessment for data to be provided abroad, concluding a standard contract for personal information to be provided abroad or passing authentication for protection of personal information if it satisfies certain conditions. In addition, to provide the data collected and generated in such activities as international trade, cross-border transport, academic cooperation, transnational manufacturing and marketing, which do not contain personal information or important data, to overseas parties is exempted from all these procedures aforementioned.

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

It may be difficult for shareholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our shareholders.

Substantially all of our assets are located in Hong Kong. Moreover, half of our current directors and officers are Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our shareholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

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

Although our common stock is quoted on the OTCQB, trading has been very limited and we cannot predict whether an active market for our common stock will develop in the future. We are not applying for the listing of our common stock on a national exchange. In the absence of an active trading market:

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

In some cases, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

We may not maintain the qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

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

Our controlling shareholder may exercise significant influence over us and may be subject to conflicts of interest.

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 42.4% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other shareholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority shareholders.

The Series B Preferred Stock, which are controlled by our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock.

Except as required by law, holders of Series B Preferred Stock (which is currently controlled by Huihe Zheng, our Chairman of the Board, Chief Executive Officer) are entitled to super voting rights. Each share of Series B Preferred Stock is entitled to 100 votes. Holders of Series B Preferred Stock will vote on all matters upon which common stock holders are entitled to vote. The voting rights of holders of our common stock will be diluted as a result of these super voting rights.

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

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2024 and 2023, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2024, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

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

Our Board of Directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

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

Prior to the closing of the Share Exchange, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC; (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; or (iii) until the effectiveness of a registration statement under the Securities Act relating to our common stock. Therefore, unless we register such shares of common stock for sale under the Securities Act, most of our shareholders will be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares, and even after that period, sales may not be made under Rule 144 unless we and the selling shareholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management

We may face significant and persistent cybersecurity risks due to the need to protect our business, our confidential information and information concerning our personnel and others with whom we conduct business. As with other insurance brokerage companies, we occasionally face threats from actors who seek to disrupt our business as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result in a breach of privacy laws. The substantial level of harm that could occur to us and our business partners and customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services and components requires us to maintain robust governance and oversight of these risks and to implement mechanisms, technologies and processes designed to help us assess, identify, and eliminate these risks.

While we have not, as of the date of this Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, we cannot assure you that we will not experience such an incident in the future. Any cybersecurity incidents, whether or not successful, could result in our incurring additional costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, responding to regulatory inquiries or actions, paying damages or making payments to obtain access to our computer systems, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. We seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats. In some instances, we, our business partners and our customers can be unaware of a threat or incident or its magnitude and effects. Further, there are increasing regulation requirements regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm.

Governance

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our responsible offer is directly supervising our employees’ compliance of our internal safeguards and she reports to our Chief Executive Officer periodically and on an as-needed basis to manage our risk assessment and mitigation process. We monitor and test our safeguards and regularly conduct training for our employees on these safeguards, in collaboration with human resources, IT, and management. We are committed to promoting a company-wide culture of cybersecurity risk management.

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the fiscal year ended March 31, 2024.

Item 2. Properties.

Our principal executive office is located at Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong.

We had two office leases, both with a lease term of three years that the Company entered into in March 2022 (the “2022 Office Lease”) and in May 2023 (the “2023 Office Lease”). The monthly rent is HK$57,684 and HK$27,412 for the 2023 Office Lease and 2022 Office Lease, respectively. We do not own or lease any other properties.

Item 3. Legal Proceedings.

[There are no pending legal proceedings to which the Company or its subsidiaries are a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.]

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTCQB under the symbol “QDMI” There has been limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED MARCH 31, 2023:
First Quarter	2.3	0.91
Second Quarter	0.91	0.08
Third Quarter	0.08	0.08
Fourth Quarter	0.10	0.08

FISCAL YEAR ENDED MARCH 31, 2024:	0.10	0.10
First Quarter	2.70	0.10
Second Quarter	2.70	1.12
Third Quarter	1.60	1.12
Fourth Quarter

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Shareholders of Record

As of July 1, 2024, we had approximately 380 shareholders of record. Because certain shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders.

(c) Dividends

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including subsidiaries, to the U.S. investors or our ability to settle amounts owed. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend distribution without restrictions on the amount of the funds, subject to availability of distributable profits and sufficient cash to maintain going concern and solvency of YeeTah and any contractual obligations owed to third parties prohibiting or restricting dividend distributions. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among our holding company and its subsidiaries.

However, the PRC government has significant authority to intervene or influence the China operations of an offshore holding company at any time, and such oversight may also extend to our Hong Kong operating subsidiary. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends on any class of shares is within the discretion of the board of directors, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong operating subsidiary YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.”

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

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

During the past three fiscal years, we did not offer or sell any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

In March 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 289,104,000 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937.

On October 4, 2023, the Company sold QDMS to Mr. Zheng for no consideration. As a result of the disposition, the Company recognized a gain of $33,165.

Results of Operations

Years Ended March 31, 2024 and 2023

The following table presents an overview of the results of operations for the years ended March 31, 2024 and 2023:

	For the Year Ended March 31,
	2024	2023
Revenue	$6,366,154	$1,133,146
Cost of sales	3,912,743	716,751
Gross profit	2,453,411	416,395

Operating expenses
General & administrative expenses	$652,836	$374,142
Total operating expenses	652,836	374,142

Income from operations	1,800,575	42,253

Total other income	(73,006)	(2,297)

Current income tax expenses	309,043	—

Net income	$1,564,538	$44,550

Revenue

Revenue increased by approximately $5.2 million, or 461.8%, for the year ended March 31, 2024 as compared to the fiscal year of 2023. The increase was mainly due to the lifting of COVID-19 travel restrictions and quarantine measures in Hong Kong and mainland China. Customers from mainland China contributed to a large part of YeeTah’s commissions. Due to COVID-19, insurance brokers in Hong Kong were significantly affected by the implementation of travel restrictions and social distancing measures. These restrictions and measures resulted in a significant decrease in new business for insurance brokers, including YeeTah, that rely on in-person consultations and storefronts for customer acquisition because Hong Kong regulations require the customers’ physical presence in Hong Kong to execute the insurance policy contracts and make payments. As a result of the lifting of the travel restrictions, mainland Chinese customers can travel to Hong Kong again and purchase insurance policies.

Cost of sales

The amounts increased by approximately $3.2 million or 445.9% for the year ended March 31, 2024 as compared to the same period of 2023. The increase was due to the significant increases of revenue.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rents, insurance costs, depreciation expenses, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $279,000, or 74.5%, for the year ended March 31, 2024 as compared to the same period of 2023. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease entered in April 2023 and hiring of one employee due to business expansion.

Current income tax expenses

Current income tax expenses increased by approximately $309,000, or 100%, for the year ended March 31, 2024 as compared to the same period of 2023. The change is primarily due to increase in profits in the year ended March 31, 2024.

Other income

Other income increased by approximately $71,000, or 3,078.3%, for the year ended March 31, 2024 as compared to the same period of 2023. The change is primarily due to the Company’s recognition of a gain of $33,165 from the disposition of QDMS, receipt of approximately $30,000 in referral fees by introducing client to the sub-broker, and increase in interest income.

Net income after income tax

As a result of the factors described above, net income for the year ended March 31, 2024 increased by approximately $1.5 million, or 3,411.9%, as compared to the same period of 2023, which incurred a net income of approximately $45,000.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid directly either by YeeTah or our principal shareholder.

Yeetah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including Yeetah, pursuant to which, Yeetah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2024.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of March 31, 2024 and March 31, 2023, we had $5,158,223 and $2,717,745, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Year Ended March 31, 2024	Year Ended March 31, 2023
Net cash provided by operating activities	$2,208,037	$11,813
Net cash used in investing activities	(100,241)	(17,503)
Net cash provided by financing activities	332,886	2,653,431
Effect of Exchange rate changes on cash	(204)	346
Net increase in cash, cash equivalents	2,440,478	2,648,087
Cash and cash equivalents at beginning of period	2,717,745	69,658
Cash and cash equivalents at end of period	$5,158,223	$2,717,745

Operating Activities:

Net cash generated from operating activities was approximately $2.2 million for the year ended March 31, 2024, compared to net cash generated from operating activities of approximately $12,000 for 2023, representing an increase of approximately $2.2 million in the net cash inflow in operating activities. The increase in net cash generated from operating activities was primarily due to an increase of net income of approximately $1.5 million in the year ended March 31, 2024 as compared to the same period of 2023 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $108,000 cash inflow for the year ended March 31, 2024 compared to an approximately $289,000 cash outflow for the same period of 2023, which led to an approximately $398,000 increase in net cash inflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $344,000 cash inflow for the year ended March 31, 2024 compared to an approximately $208,000 cash inflow for the same period of 2023, which led to an approximately $136,000 increase in net cash inflow from operating activities.

(3)	Change in short-term and long-term prepaid expenses resulted in an approximately $116,000 cash outflow for the year ended March 31, 2024 compared to nil cash outflow for the same period of 2023, which led to an approximately $116,000 increase in net cash outflow from operating activities.

(4)	Change in income tax payable resulted in an approximately $309,000 cash inflow for the year ended March 31, 2024 compared to nil cash inflow for the same period of 2023, which led to an approximately $309,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was approximately $100,000 for the year ended March 31, 2024, which was attributable to the net results of: (i) acquisitions of fixed assets of approximately $93,000; (ii) disposition of subsidiaries of approximately $8,000.

Net cash used in investing activities was approximately $18,000 for the year ended March 31, 2023, which was solely attributable to acquisitions of fixed assets.

Financing Activities:

Net cash generated from financing activities was approximately $333,000 for the year ended March 31, 2024, which was fully attributable to stockholder advances to the Company during the period.

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

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreement and our lease commitments as of March 31, 2024 are summarized as follows:

Operating lease

	2022 Office Lease	2023 Office Lease	Total
2025	35,143	88,745	123,888
2026	—	88,745	88,745
2027	—	6,441	6,441
Total future minimum lease payments	$35,143	$183,931	$219,074
Less: imputed interest	(777)	(19,012)	(19,789)
Total operating lease liability	$34,366	$164,919	$199,285
Less: operating lease liability - current	34,366	75,190	109,556
Total operating lease liability – non current	$—	$89,729	$89,729

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

Off-balance Sheet Commitments and Arrangements

As of March 31, 2024, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company”

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in this Report as set forth in the “Index to Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K, after the signature pages of this Annual Report, and is incorporated by reference herein.

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

Under the supervision of our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2024: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

The Company plans to design and implement the internal control procedures commensurate to the size of the Company to remediate the above three areas of material weaknesses when resources are available.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officers of the Company as of the date of this Report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified.

Name	Age	Positions
Huihe Zheng	43	Chairman of the Board, Chief Executive Officer and President
Tim Shannon	62	Chief Financial Officer
Timothy Miles	78	Director
Huili Shen	42	Secretary and director

Biographical Information

Huihe Zheng has more than twenty years of experience in investment and wealth management. Mr. Zheng has served as Chairman of Shanghai Dingchan Industrial Co., Ltd., a company primarily engaged in wholesale and distribution of computer equipment and components since he founded the company in November 2013. Mr. Zheng has served as Chief Executive Officer and Chairman of Shanghai Hewu Investment Management Co., Ltd., an investment company, since he founded the company in January 2016. Mr. Zheng served as a director, Chief Executive Officer and President of 24/7 Kid from March 2020 to its dissolution in September 2022. From 1999 to 2016, Mr. Zheng primarily focused on securities trading in stock markets in China and abroad for his own account. We believe Mr. Zheng’s experience in business management, investment and capital market qualifies him to serve on our board of directors.

Tim Shannon has served as the Chief Financial Officer of the Company since March 2020. Mr. Shannon served as the Chief Financial officer and director of 24/7 Kid from 2005 to 2020 and the President and Chief Executive Officer of 24/7 Kid from 1998 until 2020. From 1990 to 1994, Mr. Shannon was an investment advisor with Great Western Securities and Hearn Financial Services in Orlando, Florida. In 1995, he co-founded Shannon/Rosenbloom Marketing, a marketing and investor relations company, with Brian Rosenbloom, a former director of 24/7 Kid and served as its Vice President from July 1995 to November 1998. Mr. Shannon spent six years as a system engineer and marketing representative with IBM after graduating in 1983 from the University of South Florida’s Engineering College with a bachelor’s degree in computer science.

Timothy Miles has been the president and owner of Happiness Now Hypnosis, a hypnotherapy company, since 2016. Mr. Miles has served as a director of the Company since January 2020. From 1999 through 2016, Mr. Miles was the president of Littlepond Enterprises, Inc., a business consulting firm. Mr. Miles attended the University of California at Davis, but did not receive a degree. We believe Mr. Miles’ decades’ experience in business management and consulting qualifies him to serve on our board of directors.

Huili Shen has served as the managing graphic designer at Ctrip Travel Network Technology Co., Ltd., a travel services company, since November 2010. From July 2008 to October 2010, Ms. Shen was an assistant graphic designer at Huiguang Technology Co., Ltd, a software company. From May 2006 to June 2008, Ms. Shen served as lead web designer of a team of four at Ctrip Travel Network Technology Co., Ltd., a travel services company. From September 2003 to April 2006, Ms. Shen worked as a graphic designer at Haotian Technology Shanghai Co., Ltd., a software company. Ms. Shen graduated from Sanda University with a bachelor’s degree in web design in 2003. We believe Ms. Shen’s experience in management qualified her to serve on our board of directors.

Director Independence

We are not currently listed on a national stock exchange and not required to maintain a majority of independent directors. However, we believe that Timothy Miles qualifies as an independent director as defined under the rules of the OTCQB.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of its common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that all reports applicable to our executive officers, directors and greater than ten percent beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except that each of Messrs. Zheng and Shen failed to file a Form 4 after the 2023 Offering.

Item 11. Executive Compensation.

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2024 and 2023.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huihe Zheng	2024	—	—	—	—	—	—
Chief Executive Officer and Chairman	2023	—	—	—	—	—	—

Tim Shannon	2024	9,000		—	—		9,000
Chief Financial Officer	2023	—	8,000	—	—	—	8,000

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with our executive officers.

Director Compensation

Directors received no stock compensation in the fiscal year ended March 31, 2024. During the fiscal year ended March 31, 2024, Mr. Miles was paid a cash fee of $9,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 291,563,930 shares of common stock, 13,500 shares of Series B Preferred Stock, and 531,886 shares of Series C Preferred Stock issued and outstanding as of the date of this Report.

Name of Beneficial Owner 5% Stockholders	Number of Shares of Common Stock Owned	Percentage of Shares of Common Stock Owned	Number of Shares of Series B Preferred Stock Owned	Percentage of Shares of Series B Preferred Stock Owned	Number of Shares of Series C Preferred Stock Owned	Percentage of Shares of Series C Preferred Stock Owned	Percentage of Aggregate Voting Power (1)(2)
HW FUND(3)	120,000,000	41.2%	-	-	-	-	40.7%
Willington Capital Limited(4)	50,000,000	17.2%	-	-	-	-	17.0%
Ruiyin Capital Limited(5)	48,000,000	16.5%	-	-	-	-	16.3%
Bakelai Capital Limited(6)	50,000,000	17.2%	-	-	-	-	17.0%
Directors and Officers
Huihe Zheng(3)	121,588,100	41.7%	13,500	100%	531,886	100%	42.4	%(1)(2)
Tim Shannon (7)	81,960	*	-	-	-	-	*
Huili Shen(4)	50,001,670	17.1%	-	-	-	-	17.0%
Timothy Miles(8)	81,670	*	-	-	-	-	*
All officers and directors as a group (four persons)	171,753,400	59.4%	13,500	100%	531,886	100%	59.4%

*	Less than one percent.

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for shareholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to approximately 3.67 votes on all corporate matters submitted for shareholder approval.

(3)	120,000,000 shares of common stock directly held by HW FUND, of which Huihe Zheng, our Chief Executive Officer and President, is the controlling shareholder and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this shareholder is Vistra (Cayman) Limited, P.O. Box 31119, Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205, Cayman Islands.

(4)	50,000,000 shares of common stock directly held by Willington Capital Limited, of which Huili Shen, our director, is the sole shareholder and director and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this shareholder is Rm 4F, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(5)	Erkai Wang is the sole shareholder and director of Ruiyin Capital Limited. The address for this shareholder is Rm 4G, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(6)	Shimei Zhou is the sole shareholder and director of Bakelai Capital Limited. The address for this shareholder is Rm 4, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(7)	The address for this shareholder is 2035 Highway A1A, #306 Indian Harbour Beach, FL 32937.

(8)	The address for this shareholder is PO Box 30, Dundee, MI 48131.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company previously controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng

Related Party Transactions

We had the following related party transactions for the fiscal years ended March 31, 2024 and 2023:

(i)	During the year ended March 31, 2024, YeeTah Financial ceased to be a related party to the Company since YeeTah Financial is no longer controlled by Siu Ping Lo. During the year ended March 31, 2023, YeeTah Financial charged YeeTah US$43,586 commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the year ended March 31, 2024, Huihe Zheng advanced US$244,313 to the Company to support its operations, compared to US$220,350 advanced during the year ended March 31, 2023.

(ii)	During the year ended March 31, 2024, OPG advanced nil to the Company to support its operations, compared to US$3,202 advanced during the year ended March 31, 2023.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Huihe Zheng	1,283,221	1,035,730
OPG	—	3,202
YeeTah Financial	—	8,176
Total	1,283,221	1,047,108

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Shareholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Huihe Zheng	—	48,718

The due from shareholder balances represent the purchase price for shares of QDM BVI to be paid by Mr. Huihe Zheng. The due from a stockholder balance as of March 31, 2023 was unsecured, interest-free and due on demand. The subscription receivable from Mr. Huihe Zheng has been offset against the balance that the Company owed to him.

Policies for Approval of Related Party Transactions

Our Board reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction are disclosed to our Board prior to their consideration of such transaction, and the transaction was not considered approved by our Board unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must approve the transaction in good faith.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, LLC, during the fiscal years ended March 31, 2024 and 2023 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2024	2023
Audit Fees	$70,000	$42,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$70,000	$42,500

Pre-Approval Policies and Procedures

Our board of directors is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related party transactions.

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

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.2	Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021
3.3	Certificate of Designation of Series C Convertible Preferred Stock filed on October 8, 2020, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
3.4	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020
3.5	Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024
4.1*	Description of Securities
10.1+	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.2+	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020
10.3+	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020
21.1*	List of Subsidiaries
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: July 1, 2024	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer	July 1, 2024
Huihe Zheng	(principal executive officer), and President

/s/ Tim Shannon	Chief Financial Officer	July 1, 2024
Tim Shannon	(principal accounting and financial officer)

/s/ Timothy Miles	Director	July 1, 2024
Timothy Miles

/s/ Huili Shen	Secretary and Director	July 1, 2024
Huili Shen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

QDM International Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QDM International Inc. (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021

Denver, Colorado

July 1, 2024

999 18th Street, Suite 3000, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND 2023

	March 31, 2024	March 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$5,158,223	$2,717,745
Accounts receivable	183,612	291,900
Prepaid expenses	103,403	18,856
Total current assets	5,445,238	3,028,501

Right of use assets – operating lease	196,141	75,557
Long-term prepaids	59,583	27,720
Property and equipment, net	75,327	18,256

Total assets	$5,776,289	$3,150,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$566,780	$222,753
Operating lease liabilities - current	109,556	29,393
Income tax payable	309,043	—
Due to related party	1,283,221	1,047,108

Total current liabilities	2,268,600	1,299,254

Operating lease liabilities – non current	89,729	44,406
Total liabilities	2,358,329	1,343,660

Stockholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of March 31, 2024 and 2023, respectively	54	54
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 and 291,563,930 shares issued and 291,559,200 and 291,559,200 shares outstanding as of March 31, 2024 and 2023, respectively	3,519	3,519
Subscription receivable	—	(48,718)
Treasury stock, 473 and 473 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(8,426,449)	(9,990,987)
Accumulated other comprehensive income	—	1,670
Total stockholders’ equity	3,417,960	1,806,374

Total liabilities and stockholders’ equity	$5,776,289	$3,150,034

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31 2024 AND 2023

	For the Years Ended March 31,
	2024	2023

Revenue	$6,366,154	$1,133,146
Cost of sales	3,912,743	716,751
Gross profit	2,453,411	416,395

Operating expenses
General & administrative expenses	$652,836	$374,142
Total operating expenses	652,836	374,142

Income from operations	1,800,575	42,253

Other (income) expense
Finance costs	951	1,195
Gain from disposition of subsidiaries	(33,165)	—
Other income (expense), net	(40,792)	(3,492)
Total other income	(73,006)	(2,297)

Income before income taxes	1,873,581	44,550

Current income tax expense	309,043	—

Net income	$1,564,538	$44,550

Other comprehensive income
Currency translation adjustment	(1,670)	337
Total comprehensive income	$1,562,868	$44,887

Earnings per share of common stock:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average basic & diluted shares outstanding:
Preferred stocks	545,386	545,386
Common	291,559,200	3,700,500

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

										Accumulated
				Preferred	Common		Additional			Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total

Balance March 31, 2022	545,386	2,099,930	(473)	$54	$624	(60,395)	$9,468,667	$(48,718)	$(10,035,537)	$1,333	$(673,972)
Net income	—	—	—	—	—	—	—	—	44,550	—	44,550
Investment from stockholder	—	—	—	—	—	—	150,000	—	—	—	150,000
Currency translation adjustment	—	—	—	—	—	—	—	—	—	337	337
Share issuance	—	289,104,000	—	—	2,891	—	2,337,046	—	—	—	2,339,937
Share offering costs	—	—	—	—	—	—	(90,478)	—	—	—	(90,478)
Share-based payment	—	360,000	—	—	4	—	35,996	—	—	—	36,000
Balance March 31, 2023	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,564,538	—	1,564,538
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance March 31, 2024	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,426,449)	$—	$3,417,960

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net income	$1,564,538	$44,550
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,622	8,075
Gain from disposition of subsidiaries	(33,165)	—
Share-based payment expense	—	36,000
Non-cash lease expenses	4,900	—
Changes in working capital:
Accounts receivable	108,288	(289,426)
Prepaid expenses	(84,548)	—
Long-term prepaid expenses	(31,862)	—
Accounts payable & accrued liabilities	344,028	208,374
Income tax payable	309,043	—
Due to a related party	(8,807)	4,240
Net cash provided by operating activities	2,208,037	11,813

Cash flows from investing activities:
Purchase of property and equipment	(92,693)	(17,503)
Disposition of subsidiaries	(7,548)	—
Net cash used in investing activities	(100,241)	(17,503)

Cash flows from financing activities:
Proceeds borrowed from related parties	332,886	223,972
Share issuance proceeds	—	2,339,937
Issuance costs related to equity financing	—	(60,478)
Contribution from stockholders	—	150,000
Net cash provided by financing activities	332,886	2,653,431

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(204)	346
NET INCREASE IN CASH	2,440,478	2,648,087
CASH, BEGINNING OF PERIOD	$2,717,745	$69,658
CASH, END OF PERIOD	5,158,223	2,717,745

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction
Non-cash offset of subscription receivable with due to related party balance	$48,718	$—
ROU obtained in exchange for new operating lease	$220,975	$—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates as of March 31, 2024 and March 31, 2023: discount rate used in calculation of right-of-use assets and lease liability, valuation assumptions in performing asset impairment tests of long-lived assets, etc.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2024 and 2023.

The exchanges rates used for translation from Euro to US$ are as follows:

	October 4, 2023	March 31, 2023
Year-end spot rate	EUR 1 = US$1.0518	EUR 1 = US$1.0872
Average rate for the year	EUR 1 = US$1.0877	EUR 1 = US$1.0414

Measurement of credit losses on financial instruments

On April 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments,” for financial assets at amortized cost including accounts receivable, refundable deposits, other receivables, and retention receivable. This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2024, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

During the year ended March 31, 2024, the largest customer accounted for 97% of the Company’s total revenue. During the year ended March 31, 2023, the largest customer accounted for 91% of the Company’s total revenue.

During the year ended March 31, 2024, the three largest supplier (sub-broker) accounted for 52%, 27% and 15% of the Company’s total costs of sale respectively. During the year ended March 31, 2023, the largest supplier (sub-broker) accounted for 93% of the Company’s total costs of sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use.

Accounts Receivable

Accounts receivable represents trade receivable and are recognized initially at fair value and subsequently adjusted for any allowance for expected credit loss.

The Company evaluates the expected credit loss of accounts receivable based on historical collection experience, the financial condition of its customers and assumptions for the future movement of different economic drivers and how these drivers will affect each other. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value.

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the years ended March 31, 2024 and 2023 and there was no allowance for credit loss as of March 31, 2024 and 2023.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2024 and March 31, 2023, respectively..

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

There were no impairment losses for the years ended March 31, 2024 and 2023.

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

Related party transactions

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent company and its subsidiaries; and f) other parties that have ability to significant influence the management or operating policies of the entity.

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

3. Equity

Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1 (the “Forward Stock Split”). As a result of the Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock will be proportionately adjusted. The Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024 and 2023

Yeetah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including Yeetah, pursuant to which, Yeetah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. Yeetah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2024.

Common Stock

In March, 2023, the Company consummated a closing of a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 289,104,000 shares of its common stock at a price of $0.081 per share to certain investors, generating gross proceeds to the Company of $2,339,937. Share offering costs of $90,478  were offset against the share capital in relation to the 2023 Offering.

In March, 2023, the Company also granted 36,000 shares to certain executives and directors of the Company for their services rendered. The fair value of the shares granted is $36,000 determined by using the trading price  on the grant date and the amount is recognized as shared-based payment expense for the year ended March 31, 2023.

There were no treasury stock transactions during the years ended March 31, 2024 and 2023.

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

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal stockholder, Chief Executive Officer and Chairman of the Company
YeeTah Financial Group Co., Ltd. (“YeeTah Financial”)	A company previously controlled by Siu Ping Lo
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng
Tim Shannon	Chief Financial Officer

Related Party Transactions

(i)	During the year ended March 31, 2024, YeeTah Financial no longer is a related party to the Company since YeeTah Financial is no longer controlled by Siu Ping Lo. During the year ended March 31, 2023, YeeTah Financial charged YeeTah US$43,586 commission expenses in relation to insurance referral services rendered by YeeTah Financial.

(ii)	During the year ended March 31, 2024, Huihe Zheng advanced US$244,313 (2023: US$220,350) to the Company to support its operations.

(iii)	During the year ended March 31, 2024, OPG advanced nil (2023: US$3,202) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Huihe Zheng	1,283,221	1,035,730
OPG	—	3,202
YeeTah Financial	—	8,176
Total	1,283,221	1,047,108

The due to related party balance is unsecured, interest-free and due on demand.

Subscription Receivable Due from a Stockholder

The Company’s subscription receivable due from a stockholder balance is as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Huihe Zheng	—	48,718

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

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2024 (2023: 21%).

Reconciliation of the differences between statutory tax rate and the effective tax rate

The Company operates in serval tax jurisdictions. Therefore, its income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the US statutory income tax rates to the Company’s pre-tax income as follows:

	March 31, 2024	March 31, 2023
	US$	US$
Income before income tax expenses	1,873,581	44,550
US federal statutory income tax rate	21%	21%
Income tax calculated at statutory rate	393,452	9,356
(Increase) decrease in income tax expense resulting from:
Rate differences in various jurisdictions	(6,727)	(32,862)
Non-deductible expenses	—	7,560
Loss carried forward	(50,107)	37,722
Tax loss utilized	(27,575)	(21,776)
Income tax expense	309,043	—

As of March 31, 2024 and 2023, there was net operating loss (“NOL”) carryforward of $150,241 and $106,555 respectively and they can be carried forward indefinitely. Fully valuation allowance has been provided to these NOLs as of March 31, 2024 and 2023 as the Company did not believe these NOLs will more likely than not be realized in foreseeable future.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of March 31, 2024 and 2023.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 0.9 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 2.1 years and discount rate used for the operating lease is 10.34%.

During the years ended March 31, 2024 and 2023, the operating lease expense recognized was $121,980 and $42,172 respectively.

	2022 Office Lease	2023 Office Lease	Total
2025	35,143	88,745	123,888
2026	—	88,745	88,745
2027	—	6,441	6,441
Total future minimum lease payments	$35,143	$183,931	$219,074
Less: imputed interest	(777)	(19,012)	(19,789)
Total operating lease liability	$34,366	$164,919	$199,285
Less: operating lease liability – current	34,366	75,190	109,556
Total operating lease liability – non current	$—	$89,729	$89,729

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2024, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1 (the “Forward Stock Split”). As a result of the Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock will be proportionately adjusted. The Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024 and 2023.