Form 10-Q
period 2024-06-30
QDM International Inc.
filed 2024-08-19
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 291,563,930 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2024

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,445,212	$5,158,223
Accounts receivable	667,122	183,612
Prepaid expenses	113,647	103,403
Deferred offering cost	37,500	—
Total current assets	6,263,481	5,445,238

Right of use assets – operating lease	168,516	196,141
Long-term prepaids	59,583	59,583
Property and equipment, net	64,835	75,327

Total assets	$6,556,415	$5,776,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$700,430	$566,780
Operating lease liabilities - current	101,353	109,556
Income tax payable	395,324	309,043
Due to related party	1,412,277	1,283,221

Total current liabilities	2,609,384	2,268,600

Operating lease liabilities – non current	69,691	89,729
Total liabilities	2,679,075	2,358,329

Shareholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	54	54
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 shares issued and 291,563,930 shares outstanding as of June 30, 2024 and March 31, 2024, respectively	3,519	3,519
Treasury stock, 4,730 and 4,730 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(7,967,069)	(8,426,449)
Total shareholders’ equity	3,877,340	3,417,960

Total liabilities and shareholders’ equity	$6,556,415	$5,776,289

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
Revenue	$978,265	$3,273,287
Cost of sales	192,632	2,046,081
Gross profit	785,633	1,227,206

Operating expenses
General & administrative expenses	248,779	154,644
Total operating expenses	248,779	154,644

Income from operations	536,854	1,072,562

Other income
Interest expenses	977	468
Other income	(9,784)	(30,768)
Total other income	(8,807)	(30,300)

Income before income taxes	545,661	1,102,862

Current income tax expense	86,281	160,220

Net income	$459,380	$942,642

Other comprehensive loss
Currency translation adjustment	—	(137)
Total comprehensive income	$459,380	$942,505

Earnings per share of common stock:
Basic earnings per share	$0.002	0.003
Diluted earnings per share	$0.002	0.003

Weighted average basic & diluted shares outstanding:
Preferred	545,386	545,386
Common	291,559,200	291,559,200

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
March 31, 2023	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net loss	—	—	—	—	—	—	—	—	942,642	—	942,642
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(137)	(137)
June 30, 2023 (Unaudited)	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,048,345)	$1,533	$2,748,879

March 31, 2024	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,426,449)	$—	$3,417,960
Net income	—	—	—	—	—	—	—	—	459,380	—	459,380
June 30, 2024 (Unaudited)	545,386	291,563,930	(473)	$54	$3,519	(60,395)	$11,901,231	$—	$(7,967,069)	$—	$3,877,340

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$459,380	$942,642
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,492	3,527
Non-cash lease expenses	27,625	20,960
Changes in working capital:
Accounts receivable	(483,510)	(144,057)
Prepaid expenses	(10,244)	3,750
Long-term prepaid expenses	—	(58,595)
Accounts payable & accrued liabilities	133,650	986,274
Income tax payable	86,281	160,220
Operating lease liabilities	(28,241)	(14,211)
Due to a related party	—	(8,807)
Net cash provided by operating activities	195,433	1,891,703

Cash flows from investing activities:
Purchase of property and equipment	—	(92,693)
Net cash used in investing activities	—	(92,693)

Cash flows from financing activities:
Proceeds borrowed from related parties	129,056	100,761
Payment for offering cost	(37,500)	—
Net cash provided by financing activities	91,556	100,761

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	35
NET INCREASE IN CASH	286,989	1,899,806
CASH, BEGINNING OF PERIOD	$5,158,223	$2,717,745
CASH, END OF PERIOD	5,445,212	4,617,551

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited, which changed its name to Hong Kong YeeTah Insurance Broker Limited (“YeeTah”) in December 2022, a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah is also licensed to provide its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

On October 21, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QDM Holdings Limited, a BVI company (“QDM BVI”), and Huihe Zheng, the sole shareholder of QDM BVI (the “QDM BVI Shareholder”), who is also the Company’s principal shareholder, Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to the QDM BVI Shareholder 30,000 shares (900,000 shares before the Reverse Split (as defined below)) of a newly designated Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), with each Series C Preferred Stock initially being convertible into 11 shares of the Company’s common stock, par value $0.0001 per share, subject to certain adjustments and limitations (the “Share Exchange”). The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, the Company acquired all the issued and outstanding capital stock of QDM BVI and its subsidiaries, QDM Group Limited, a Hong Kong corporation and wholly owned subsidiary of QDM BVI (“QDM HK”) and YeeTah.

The Company was a shell company prior to the reverse acquisition which occurred as a result of the consummation of the transaction contemplated by the Share Exchange Agreement, and QDM BVI was a private operating company. The reverse acquisition by a non-operating public shell company of a private operating company typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. Therefore, the reverse acquisition is considered a capital transaction in substance. In other words, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell company accompanied by a recapitalization. Therefore, the Share Exchange was accounted for as a recapitalization and QDM BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of QDM BVI have been brought forward at their book value and no goodwill has been recognized.

Accordingly, the reverse acquisition has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structures of QDM BVI and its wholly-owned subsidiary QDM HK and the wholly-owned subsidiary of QDM HK, YeeTah, have been retrospectively presented in prior periods as if such structures existed at that time and in accordance with ASC 805-50-45-5.

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

In March 2023, the Company consummated a public offering of its common stock, par value $0.0001 per share (the “2023 Offering”), in which the Company issued and sold an aggregate of 289,104,000 shares of its common stock at a price of $0.0081 per share to certain investors, generating gross proceeds to the Company of $2,339,937.

On March 28, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company (the “Amendment”) with the Florida Department of State to (i) increase its authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and its authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and (ii) effect a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1 (the “2024 Forward Stock Split”), which became effective as of April 5, 2024. The foregoing amendments were approved by the Company’s board of directors and shareholders holding approximately 60.9% of the voting power of the Company.

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Spilt were split into ten shares of common stock and the total number of issued and outstanding shares of common stock increased from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted.

On April 4, 2024, the 2024 Forward Stock Split was approved and announced by the Financial Industry Regulatory Authority with an effective date on April 5, 2024.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three months ended June 30, 2024 and 2023. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending March 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2024.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2024 and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

	October 4, 2023	June 30, 2023
Year-end spot rate	EUR 1 = US$1.0518	EUR 1 = US$1.0920
Average rate for the period	EUR 1 = US$1.0877	EUR 1 = US$1.0888

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2024, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three months ended June 30, 2024 and 2023 and there was no allowance for credit loss as of June 30 and March 31, 2024.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, lease liabilities and due to related party. For lease liabilities, fair value approximates their carrying value at the year end as the interest rates used to discount the host contracts approximate market rates. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2024 and March 31, 2024.

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

There were no impairment losses for the three months ended June 30, 2024 and 2023.

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

3. Equity

2024 Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1. As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of its Series C Convertible Preferred Stock will be proportionately adjusted. The 2024 Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024 and the three months ended June 30, 2023.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2024.

There were no stock transactions, including preferred stock, common stock and treasury stock, during the three months ended June 30, 2024 and 2023.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Siu Ping Lo	Responsible officer of YeeTah
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company
Ouya Properties Group Ltd. (“OPG”)	A company controlled by Huihe Zheng
Tim Shannon	Former Chief Financial Officer (1)

(1)	Tim Shannon resigned as the Chief Financial Officer of the Company effective as of August 5, 2024.

Related Party Transactions

(i)	During the three months ended June 30, 2024, Huihe Zheng advanced $129,056 (2023: US$100,761) to the Company to support its operations.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	June 30, 2024	March 31, 2024
	US$	US$
Huihe Zheng	1,412,277	1,283,221
Total	1,412,277	1,283,221

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

Cyprus

Under the current laws of Cyprus, the Company’s Cyprus subsidiary is subject to a standard income tax rate of 12.5% on income accrued or derived from all sources in Cyprus and abroad.

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2024 (2023: 21%).

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2024, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of June 30, 2024 and 2023.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 0.6 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 1.8 years and discount rate used for the operating lease is 10.34%.

During the three months ended June 30, 2024 and 2023, the operating lease expense recognized was $32,113 and $25,642, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on its business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2024, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this report.

Overview

From 2016 to 2020, we were a telemedicine company that provides Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desire to provide a higher level of healthcare to their students but are unable to keep a full-time school nurse available. In 2020, this business was discontinued and we became a non-operating “shell” company until our acquisition of YeeTah, as more fully described below.

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal shareholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 900,000 shares of Series C Preferred Stock, with each share of Series C Preferred Stock initially being convertible into 11 shares of our common stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah, an insurance brokerage company and assumed the business operations of QDM BVI and its subsidiaries. YeeTah is primarily engaged in marketing and sales of diversified insurance products, including property, life and social security insurance products, underwritten by insurance companies operating in Hong Kong to individual customers from Hong Kong SAR and Mainland China. In addition, as an MPF Intermediary, YeeTah is also licensed to provide its customers with assistance on account opening and related services under the MPF and the ORSO in Hong Kong, both of which are retirement protection schemes set up for employees.

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table presents an overview of our results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023
Revenue	$978,265	$3,273,287
Cost of sales	192,632	2,046,081
Gross profit	785,633	1,227,206

Operating expenses
General & administrative expenses	$248,779	$154,644
Total operating expenses	248,779	154,644

Income from operations	536,854	1,072,562

Total other income	(8,807)	(30,300)

Current income tax expenses	86,281	160,220

Net income	$459,380	$942,642

Revenue

Revenue decreased by approximately $2.3 million, or 70.1%, for the three months ended June 30, 2024 as compared to the same period of 2023. Following the lift by Hong Kong government of the COVID-19 travel restrictions and quarantine requirements in January 2023, we experienced a rebound in business as cross-border travel resumes with mainland China after three years of restrictions. As a result, our revenue for the three months ended June 30, 2023 was significantly higher than the other periods. Our revenue subsequently stabilized and maintained at a level of approximately $1 million to $0.9 million per quarter for the three months ended March 31, 2024, December 31, 2023, and September 30, 2023.

Cost of sales

Cost of sales decreased by approximately $1.9 million, or 90.6%, for the three months ended June 30, 2024 as compared to the same period of 2023. The decrease was in line with the significant decrease in revenue.

Gross profit

Gross profit margin increased by approximately 42.8% for the three months ended June 30, 2024 as compared to the same period of 2023, which was primarily due to lower referral fees paid. On May 22, 2024, the Hong Kong Insurance Authority issued a circular, which mandated, among other things, that referral fees for introducing clients should not be excessively high and should be consistent with the work the referrers provide. In compliance with this regulatory directive, and after discussion with our referrers, we lowered our referral fee rates, which resulted in the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees.

General and administrative expenses increased by approximately $94,000, or 60.9%, for the three months ended June 30, 2024 as compared to the same period of 2023. The change is primarily due to the fact that there were more rent expenses in relation to the 2023 Office Lease entered in April 2023, more employees were hired, and increase in professional fee.

Other income

Other income decreased by approximately $21,000, or 70.9%, for the three months ended June 30, 2024 as compared to the same period of 2023. The income was mainly attributable to the receipt of referral fees by introducing a client to an insurance broker in Macau. The decrease in referral fee was due to a much lower referral commission rate for renewal premiums in 2024.

Current income tax expenses

Current income tax expenses decreased by approximately $74,000, or 46.1%, for the three months ended June 30, 2024 as compared to the same period of 2023. The change is primarily due to decrease in profits in the three months ended June 30, 2024.

Net income

As a result of the factors described above, net income for the three months ended June 30, 2024 decreased by approximately $483,000, or 51.3%, as compared to the same period of 2023, when we had net income of approximately $943,000.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency. The functional currency of Lutter Global Limited, a subsidiary of the Company and QDMI Software Group Limited, a former subsidiary of the Company, is the Euro.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2024and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

	October 4, 2023	June 30, 2023
Period-end spot rate	EUR 1 = US$1.0518	EUR 1 = US$1.0920
Average rate for the year	EUR 1 = US$1.0877	EUR 1 = US$1.0888

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

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2024.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of June 30, 2024 and March 31, 2024, we had $5,445,212 and $5,158,223, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net cash provided by operating activities	$195,433	$1,891,703
Net cash used in investing activities	—	(92,693)
Net cash provided by financing activities	91,556	100,761
Effect of Exchange rate changes on cash	—	35
Net increase in cash, cash equivalents	286,989	1,899,806
Cash and cash equivalents at beginning of period	5,158,223	2,717,745
Cash and cash equivalents at end of period	$5,445,212	$4,617,551

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. Historically, our capital requirements were generally met by cash generated from our operations, equity financings and funding from our principal shareholder. Although historically we were successful in obtaining equity financings through the sales of our securities and obtaining loans from our principal shareholder, the availability of such financings when required is dependent on many factors beyond our control.

Operating Activities:

Net cash generated from operating activities was approximately $195,000 for the three months ended June 30, 2024, compared to net cash generated from operating activities of approximately $1.9 million for the same period in 2023, representing a decrease of approximately $1.7 million in the net cash inflow in operating activities. The decrease in net cash inflow in operating activities was primarily due to the decrease of net income of approximately $483,000 in the three months ended June 30, 2024 as compared to the same period of 2023 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $484,000 cash outflow for the three months ended June 30, 2024 compared to an approximately $144,000 cash outflow for the same period of 2023, which led to an approximately $340,000 increase in net cash outflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $134,000 cash inflow for the three months ended June 30, 2024 compared to an approximately $986,000 cash inflow for the same period of 2023, which led to an approximately $852,000 decrease in net cash inflow from operating activities.

(3)	Change in short-term and long-term prepaid expenses resulted in an approximately $10,000 cash outflow for the three months ended June 30, 2024 compared to an approximately $55,000 cash outflow for the same period of 2023, which led to an approximately $45,000 increase in net cash inflow from operating activities.

(4)	Change in income tax payable resulted in an approximately $86,000 cash inflow for the three months ended June 30, 2024 compared to an approximately $160,000 cash inflow for the same period of 2023, which led to an approximately $74,000 decrease in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was nil for the three months ended June 30, 2024 compared to net cash used in investing activities of approximately $93,000 for the same period of 2023. Net cash used in investing activities for the three months ended June 30, 2023 was solely attributable to acquisitions of fixed assets.

Financing Activities:

For the three months ended March 31, 2024, net cash provided by financing activities was approximately $92,000, which was derived from the proceeds borrowed from related parties of approximately $129,000, partially offset by payment for offering cost of approximately $38,000.

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $101,000, which was derived from the proceeds borrowed from related parties of approximately $101,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements.

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

Off-balance Sheet Commitments and Arrangements

As of June 30, 2024, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We have hired a qualified Chief Financial Officer who has extensive experience and expertise in US GAAP and SEC reporting requirements. We will continue to devote resources to remediate the aforementioned material weaknesses, as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QDM International Inc.

Date: August 16, 2024	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)