Form 10-Q
period 2024-09-30
QDM International Inc.
filed 2024-11-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-27251

QDM International Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1030B, 10/F, Ocean Centre, Harbour City 5 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2024, there were 291,563,930 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND MARCH 31, 2024

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,298,869	$5,158,223
Accounts receivable	227,316	183,612
Prepaid expenses	231,668	103,403
Deferred offering cost	37,500	—
Total current assets	6,795,353	5,445,238

Right of use assets – operating lease	140,295	196,141
Long-term prepaids	59,583	59,583
Property and equipment, net	54,033	75,327

Total assets	$7,049,264	$5,776,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$624,792	$566,780
Operating lease liabilities - current	82,166	109,556
Income tax payable	514,853	309,043
Due to related party	1,412,277	1,283,221

Total current liabilities	2,634,088	2,268,600

Operating lease liabilities – non current	49,130	89,729
Total liabilities	2,683,218	2,358,329

Shareholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 545,386 and 545,386 issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	54	54
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 shares issued and 291,563,930 shares outstanding as of September 30, 2024 and March 31, 2024, respectively	3,519	3,519
Treasury stock, 4,730 and 4,730 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,901,231	11,901,231
Accumulated deficit	(7,478,363)	(8,426,449)
Total shareholders’ equity	4,366,046	3,417,960

Total liabilities and shareholders’ equity	$7,049,264	$5,776,289

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,020,672	$1,163,726	$1,998,937	$4,437,013
Cost of sales	154,810	713,636	347,442	2,759,717
Gross profit	865,862	450,090	1,651,495	1,677,296

Operating expenses
General & administrative expenses	$273,762	$123,923	$522,541	$278,567
Total operating expenses	273,762	123,923	522,541	278,567

Income from operations	592,100	326,167	1,128,954	1,398,729

Other income
Interest expenses	2,304	253	3,281	721
Other income	(18,439)	(2,473)	(28,223)	(33,241)
Total other income	(16,135)	(2,220)	(24,942)	(32,520)

Income before income taxes	608,235	328,387	1,153,896	1,431,249

Current income tax expense	119,529	59,775	205,810	219,995

Net income	$488,706	$268,612	$948,086	$1,211,254

Other comprehensive income
Currency translation adjustment	—	973	—	836
Total comprehensive income	$488,706	$269,585	$948,086	$1,212,090

Earnings per share of common stock:
Basic earnings per share	$0.002	$0.001	$0.003	$0.004
Diluted earnings per share	$0.002	$0.001	$0.003	$0.004

Weighted average basic & diluted shares outstanding:
Preferred	545,386	545,386	545,386	545,386
Common	291,559,200	291,559,200	291,559,200	291,559,200

Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

For the three months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,048,345)	$1,533	$2,748,879
Net income	—	—	—	—	—	—	—	—	268,612	—	268,612
Other comprehensive income	—	—	—	—	—	—	—	—	—	973	973
Balance September 30, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464

Balance June 30, 2024 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(7,967,069)	$—	$3,877,340
Net income	—	—	—	—	—	—	—	—	488,706	—	488,706
Balance September 30, 2024 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(7,478,363)	$—	$4,366,046

For the six months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance March 31, 2023	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,211,254	—	1,211,254
Other comprehensive income	—	—	—	—	—	—	—	—	—	836	836
Balance September 30, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464

Balance March 31, 2024	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,426,449)	$—	$3,417,960
Net income	—	—	—	—	—	—	—	—	948,086	—	948,086
Balance September 30, 2024 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(7,478,363)	$—	$4,366,046

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$948,086	$1,211,254
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,294	14,329
Non-cash lease expenses	55,845	46,876
Changes in working capital:
Accounts receivable	(43,704)	159,452
Prepaid expenses	(128,265)	16
Long-term prepaid expenses	—	(58,595)
Accounts payable & accrued liabilities	58,012	1,175,153
Income tax payable	205,810	219,995
Due to a related party	—	(8,807)
Operating lease liabilities	(67,988)	(40,743)
Net cash provided by operating activities	1,049,090	2,718,930

Cash flows from investing activities:
Purchase of property and equipment	—	(92,693)
Net cash used in investing activities	—	(92,693)

Cash flows from financing activities:
Proceeds borrowed from related parties	129,056	129,869
Payment for offering cost	(37,500)	—
Net cash provided by financing activities	91,556	129,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(207)
NET INCREASE IN CASH	1,140,646	2,755,899
CASH, BEGINNING OF PERIOD	$5,158,223	$2,717,745
CASH, END OF PERIOD	6,298,869	5,473,644

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, Hong Kong YeeTah Insurance Broker Limited (formerly known as YeeTah Insurance Consultant Limited, "YeeTah"), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah is also licensed to provide its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

On March 28, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company (the “Amendment”) with the Florida Department of State to (i) increase its authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and its authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and (ii) effect a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1 (the “2024 Forward Stock Split”), which became effective as of April 5, 2024. The foregoing amendments were approved by the Company’s board of directors (the “Board”) and shareholders holding approximately 60.9% of the voting power of the Company.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and six months ended September 30, 2024 and 2023. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending March 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2024.

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

Foreign Currency and Foreign Currency Translation

The Company’s reporting currency is the United States Dollar (“US$” or “$”). The Company’s operations are principally conducted in Hong Kong where Hong Kong dollar is the functional currency. The functional currency of LGL is the Euro.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2024 and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

	October 4, 2023	September 30, 2023
Year-end spot rate	EUR 1 = US$1.0518	EUR 1 = US$1.0584
Average rate for the period	EUR 1 = US$1.0877	EUR 1 = US$1.0886

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of September 30, 2024, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three and six months ended September 30, 2024 and 2023 and there was no allowance for credit loss as of September 30 and March 31, 2024.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2024 and March 31, 2024.

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

There were no impairment losses for the three and six months ended September 30, 2024 and 2023.

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

3. Equity

2024 Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1. As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of its Series C Convertible Preferred Stock will be proportionately adjusted. The 2024 Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024 and the three and six months ended September 30, 2023.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of September 30, 2024.

There were no stock transactions, including preferred stock, common stock and treasury stock, during the three and six months ended September 30, 2024 and 2023.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)

During the three and six months ended September 30, 2024, Huihe Zheng advanced nil and $129,056 to the Company to support its operations. During the three and six months ended September 30, 2023, Huihe Zheng advanced $27,521 and $128,282 to the Company to support its operations, respectively.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	September 30, 2024	March 31, 2024
	US$	US$
Huihe Zheng	1,412,277	1,283,221
Total	1,412,277	1,283,221

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that commenced in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”), respectively, as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of September 30, 2024 and 2023.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 0.4 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 1.6 years and discount rate used for the operating lease is 10.34%.

During the three months ended September 30, 2024 and 2023, the operating lease expense recognized was $32,113 and $32,113, respectively.

During the six months ended September 30, 2024 and 2023, the operating lease expense recognized was $64,226 and $57,755, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on its business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2024, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

On October 4, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to increase the Company’s authorized shares of Series B preferred stock, par value $0.0001 per share (the “Series B Shares”), from 2,000,000 shares to 10,000,000 shares, which became effective as of October 7, 2024. Each Series B Share has a voting right equal to 100 shares of common stock of the Company, and Series B Share is not convertible into common stock, is not entitled to any dividend, and does not have redemption rights. The foregoing amendment was approved by the Board, in accordance with the Company’s Articles of Incorporation, as amended, and the Florida Business Corporation Act.

On October 9, 2024, the Company entered into a securities subscription agreement (the “Securities Subscription Agreement”) with Huihe Zheng, the Company’s Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Securities Subscription Agreement, the Company issued 6,000,000 Series B Shares to Mr. Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

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

Recent Developments

On October 4, 2024, we filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to increase our authorized shares of Series B preferred stock, par value $0.0001 per share (the “Series B Shares”), from 2,000,000 shares to 10,000,000 shares, which became effective as of October 7, 2024. The foregoing amendment was approved by the Board, in accordance with our Articles of Incorporation and the Florida Business Corporation Act.

On October 9, 2024, we entered into a securities subscription agreement (the “Securities Subscription Agreement”) with Huihe Zheng, our Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Securities Subscription Agreement, we issued 6,000,000 Series B Shares to Mr. Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by us to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to us providing for our working capital and general corporate expenses. As a result of the issuance of Series B Shares to Mr. Zheng, Mr. Zheng beneficially owns 81.0% of the aggregate voting power of us as of the date of this Report.

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table presents an overview of our results of operations for the three months ended September 30, 2024 and 2023:

	For The Three Months Ended	For The Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Revenue	$1,020,672	1,163,726
Cost of sales	154,810	713,636
Gross profit	865,862	450,090

Operating expenses:
General & administrative expenses	273,762	123,923
Total operating expenses	273,762	123,923

Income from operations	592,100	326,167

Total other income	(16,135)	(2,220)

Current income tax expenses	119,529	59,775

Net income	$488,706	$268,612

Revenue

Revenue decreased by approximately $143,000, or 12.3%, for the three months ended September 30, 2024 as compared to the same period of 2023. The decrease was mainly due to the decrease in revenue from our top insurance company partner. In the three months ended September 30, 2024, a substantial portion of the revenue from this partner was derived from insurance renewal commissions, which are based on renewal commission rate that is lower than the first-year commission rate. During the same period, we increased our cooperation with other insurance company partners, who offered higher basic commission rates. The shift in focus on different partnership also contributed to the overall decrease in revenue from our top insurance company partner.

Cost of sales

Cost of sales decreased by approximately $559,000, or 78.3%, for the three months ended September 30, 2024 as compared to the same period of 2023. The decrease was primarily due to lower referral fees paid. On May 22, 2024, the Hong Kong Insurance Authority issued a circular, which mandated, among other things, that referral fees for introducing clients should not be excessively high and should be consistent with the work the referrers provide. In compliance with this regulatory directive, and after discussion with our referrers, we lowered our referral fee rates, which resulted in the significant decrease in cost of sales.

Gross profit

Gross profit margin increased by approximately 46.2% for the three months ended September 30, 2024 as compared to the same period of 2023, which was in line with the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $150,000, or 120.9%, for the three months ended September 30, 2024 as compared to the same period of 2023. The change is primarily due to hiring of more employees and increase in professional fees paid to various service providers.

Other income

Other income increased by approximately $14,000, or 626.8%, for the three months ended September 30, 2024 as compared to the same period of 2023. The income was mainly attributable to the receipt of referral fees from a trust company for the three months ended September 30, 2024, and bank interest income for the three months ended September 30, 2023. The increase in referral fee was due to a one-off referral fee from a trust company in July 2024.

Current income tax expenses

Current income tax expenses increased by approximately $60,000, or 100.0%, for the three months ended September 30, 2024 as compared to the same period of 2023. The change is primarily due to increase in profits in the three months ended September 30, 2024.

Net income

As a result of the factors described above, net income for the three months ended September 30, 2024 increased by approximately $220,000, or 81.9%, as compared to the same period of 2023.

Six Months Ended September 30, 2024 and 2023

The following table presents an overview of our results of operations for the six months ended September 30, 2024 and 2023:

	For The Six Months Ended	For The Six Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Revenue	$1,998,937	4,437,013
Cost of sales	347,442	2,759,717
Gross profit	1,651,495	1,677,296

Operating expenses:
General & administrative expenses	522,541	278,567
Total operating expenses	522,541	278,567

Income from operations	1,128,954	1,398,729

Total other income	(24,942)	(32,520)

Current income tax expenses	205,810	219,995

Net income	$948,086	1,211,254

Revenue

Revenue decreased by approximately $2.4 million, or 54.9%, for the six months ended September 30, 2024 as compared to the same period of 2023. The decrease was mainly due to the decrease in revenue from our top insurance company partner. In the six months ended September 30, 2024, a substantial portion of the revenue from this partner was derived from insurance renewal commissions, which are based on the renewal commission rate that is lower than the first-year commission rate. During the same period, we increased our cooperation with other insurance company partners, who offered higher basic commission rates. The shift in focus on different partnership also contributed to the overall decrease in revenue from our top insurance company partner.  Moreover, following the lift by Hong Kong government of the COVID-19 travel restrictions and quarantine requirements in January 2023, we experienced a rebound in business as cross-border travel resumes with mainland China after three years of restrictions. As a result, our revenue for the three months ended June 30, 2023 was significantly higher than the other periods. Our revenue subsequently stabilized and maintained at a level of approximately $1.1 million to $0.9 million per quarter for subsequent quarters.

Cost of sales

Cost of sales decreased by approximately $2.4 million, or 87.4%,  for the six months ended September 30, 2024 as compared to the same period of 2023. The decrease was primarily due to lower referral fees paid as a result of adjustment of our referral fee rates according to regulatory directive from Hong Kong Insurance Authority..

Gross profit

Gross profit margin for the six months ended September 30, 2024 increased by approximately 44.8% as compared to the same period of 2023, which was in line with the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees paid to various service providers.

General and administrative expenses increased by approximately $244,000, or 87.6%, for the six months ended September 30, 2024 as compared to the same period of 2023. The increase is primarily due to hiring of more employees, and increase in professional fees paid various service providers.

Other income

Other income decreased by approximately $8,000, or 23.3%, for the six months ended September 30, 2024 as compared to the same period of 2023. The income was mainly attributable to the receipt of referral fees by introducing clients to other companies. The decrease in referral fee was due to a much lower referral commission rate for renewal premiums in 2024, while partially offset by a one-off referral fee paid by a trust company in July 2024.

Current income tax expenses

Current income tax expenses decreased by approximately $14,000, or 6.4%, for the six months ended September 30, 2024 as compared to the same period of 2023. The change is primarily due to decrease in profits in the six months ended September 30, 2024.

Net income

As a result of the factors described above, net income for the six months ended September 30, 2024 decreased by approximately $263,000, or 21.7%, as compared to the same period of 2023.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“US$”). The Company’s operations are principally conducted in Hong Kong where the Hong Kong dollar is the functional currency. The functional currency of LGL is the Euro.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2024 and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

	October 4, 2023	September 30, 2023
Period-end spot rate	EUR 1 = US$1.0518	EUR 1 = US$1.0584
Average rate for the year	EUR 1 = US$1.0877	EUR 1 = US$1.0886

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

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than USD64,103 (HK$500,000) and net assets of not less than USD64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than USD12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than USD38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of September 30, 2024.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of September 30, 2024 and March 31, 2024, we had $6,298,869 and $5,158,223, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Net cash provided by operating activities	$1,049,090	$2,718,930
Net cash used in investing activities	—	(92,693)
Net cash provided by financing activities	91,556	129,869
Effect of Exchange rate changes on cash	—	(207)
Net increase in cash, cash equivalents	1,140,646	2,755,899
Cash and cash equivalents at beginning of period	5,158,223	2,717,745
Cash and cash equivalents at end of period	$6,298,869	$5,473,644

Operating Activities:

Net cash generated from operating activities was approximately $1.0 million for the six months ended September 30, 2024, compared to net cash generated from operating activities of approximately $2.7 million for the same period in 2023, representing a decrease of approximately $1.7 million in the net cash inflow in operating activities. The decrease in net cash inflow in operating activities was primarily due to the decrease of net income of approximately $263,000 in the six months ended September 30, 2024 as compared to the same period of 2023 and the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $44,000 cash outflow for the six months ended September 30, 2024 compared to an approximately $159,000 cash inflow for the same period of 2023, which led to an approximately $203,000 increase in net cash outflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $58,000 cash inflow for the six months ended September 30, 2024 compared to an approximately $1.2 million cash inflow for the same period of 2023, which led to an approximately $1.1 million decrease in net cash inflow from operating activities.

(3)	Change in short-term and long-term prepaid expenses resulted in an approximately $128,000 cash outflow for the six months ended September 30, 2024 compared to an approximately $59,000 cash outflow for the same period of 2023, which led to an approximately $69,000 increase in net cash outflow from operating activities. During this quarter, the Company prepaid HKD 1,000,000 (US $128,205) to a new contracted referrer for future referral fees payable to the referrer. As of September 30, 2024, the outstanding prepaid balance was HKD 929,521 (US $119,169), and the management of the Company expected the prepaid amount would be fully credited against the referral fees payable to the referrer by the end of March 31, 2025.

(4)	Change in income tax payable resulted in an approximately $206,000 cash inflow for the six months ended September 30, 2024 compared to an approximately $220,000 cash inflow for the same period of 2023, which led to an approximately $14,000 decrease in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was nil for the six months ended September 30, 2024 compared to net cash used in investing activities of approximately $93,000 for the same period of 2023. Net cash used in investing activities for the six months ended September 30, 2023 was solely attributable to acquisitions of fixed assets.

Financing Activities:

For the six months ended September 30, 2024, net cash provided by financing activities was approximately $92,000, which was derived from the proceeds borrowed from related parties of approximately $129,000, partially offset by payment for offering cost of approximately $38,000.

For the six months ended September 30, 2023, net cash provided by financing activities was approximately $130,000, which was fully derived from the proceeds borrowed from related parties.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of September 30, 2024 are summarized as follows:

Operating lease

	2022 Office Lease	2023 Office Lease	Total
Year ending September 30, 2024
2025	$10,543	$81,348	$91,891
2026	—	50,813	50,813
Total future minimum lease payments	$10,543	$132,161	$142,704
Less: imputed interest	(142)	(11,266)	(11,408)
Total operating lease liability	$10,401	$120,895	$131,296
Less: operating lease liability – current	10,401	71,765	82,166
Total operating lease liability – non-current	$—	$49,130	$49,130

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

Off-balance Sheet Commitments and Arrangements

As of September 30, 2024, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee. We have hired a qualified Chief Financial Officer who has extensive experience and expertise in US GAAP and SEC reporting requirements. We will continue to devote resources to remediate the aforementioned material weaknesses, as we grow and such resources required for implementing proper internal controls for financial reporting are available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2024. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1	Articles of Amendment to Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
10.1	Securities Subscription Agreement, dated October 9, 2024, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: November 14, 2024	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)