Form 10-Q
period 2024-12-31
QDM International Inc.
filed 2025-02-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, there were 291,563,930 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND MARCH 31, 2024

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,937,744	$5,158,223
Accounts receivable	332,220	183,612
Prepaid expenses	178,509	103,403
Deferred offering cost	37,500	—
Total current assets	6,485,973	5,445,238

Right of use assets – operating lease	111,464	196,141
Long-term prepaids	59,583	59,583
Property and equipment, net	43,503	75,327

Total assets	$6,700,523	$5,776,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$200,035	$566,780
Operating lease liabilities - current	84,725	109,556
Income tax payable	715,069	309,043
Due to related party	—	1,283,221

Total current liabilities	999,829	2,268,600

Operating lease liabilities – non current	28,033	89,729
Total liabilities	1,027,862	2,358,329

Shareholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,545,386 and 545,386 issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	654	54
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 shares issued and 291,563,930 shares outstanding as of December 31, 2024 and March 31, 2024, respectively	3,519	3,519
Treasury stock, 4,730 and 4,730 shares at cost	(60,395)	(60,395)
Additional paid-in capital	12,500,631	11,901,231
Accumulated deficit	(6,771,748)	(8,426,449)
Total shareholders’ equity	5,672,661	3,417,960

Total liabilities and shareholders’ equity	$6,700,523	$5,776,289

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,607,455	$1,009,716	$3,606,392	$5,446,729
Cost of sales	246,913	606,779	594,355	3,366,496
Gross profit	1,360,542	402,937	3,012,037	2,080,233

Operating expenses
General & administrative expenses	$452,524	$200,271	$975,065	$478,838
Total operating expenses	452,524	200,271	975,065	478,838

Income from operations	908,018	202,666	2,036,972	1,601,395

Other (income) expenses
Interest expenses	1,199	108	4,480	829
Gain from disposition of subsidiaries	—	(33,165)	—	(33,165)
Other income	(12)	(2,449)	(28,235)	(35,690)
Total other (income) expenses	1,187	(35,506)	(23,755)	(68,026)

Income before income taxes	906,831	238,172	2,060,727	1,669,421

Current income tax expense	200,216	46,033	406,026	266,028

Net income	$706,615	$192,139	$1,654,701	$1,403,393

Other comprehensive income
Currency translation adjustment	—	(2,506)	—	(1,670)
Total comprehensive income	$706,615	$189,633	$1,654,701	$1,401,723

Earnings per share of common stock:
Basic earnings per share	$0.002	$0.001	$0.006	$0.005
Diluted earnings per share	$0.002	$0.001	$0.006	$0.005

Weighted average basic & diluted shares outstanding:
Preferred	6,023,647	545,386	2,378,113	545,386
Common	291,559,200	291,559,200	291,559,200	291,559,200

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

For the three months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance September 30, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(8,779,733)	$2,506	$3,018,464
Net income	—	—	—	—	—	—	—	—	192,139	—	192,139
Other comprehensive income	—	—	—	—	—	—	—	—	—	(2,506)	(2,506)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance December 31, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,587,594)	$—	$3,256,815

Balance September 30, 2024 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(7,478,363)	$—	$4,366,046
Net income	—	—	—	—	—	—	—	—	706,615	—	706,615
Offset with due to related party balance	6,000,000	—	—	600	—	—	599,400	—	—	—	600,000
Balance December 31, 2024 (Unaudited)	6,545,386	291,563,930	(4,730)	$654	$3,519	(60,395)	$12,500,631	$—	$(6,771,748)	$—	$5,672,661

For the nine months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance March 31, 2023	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,403,393	—	1,403,393
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance December 31, 2023 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,587,594)	$—	$3,256,815

Balance March 31, 2024	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,426,449)	$—	$3,417,960
Net income	—	—	—	—	—	—	—	—	1,654,701	—	1,654,701
Offset with due to related party balance	6,000,000	—	—	600	—	—	599,400	—	—	—	600,000
Balance December 31, 2024 (Unaudited)	6,545,386	291,563,930	(4,730)	$654	$3,519	(60,395)	$12,500,631	$—	$(6,771,748)	$—	$5,672,661

*	Retrospectively applied for effect of the forward stock split on April 5, 2024

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,654,701	$1,403,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	31,824	24,859
Gain from disposition of subsidiaries	—	(33,165)
Non-cash lease expenses	84,677	(147,627)
Changes in working capital:
Accounts receivable	(148,608)	216,673
Prepaid expenses	(75,106)	(52,103)
Long-term prepaid expenses	—	(58,595)
Accounts payable & accrued liabilities	(366,745)	1,674,200
Income tax payable	406,026	266,028
Due to a related party	—	(8,807)
Operating lease liabilities	(86,527)	153,144
Net cash provided by operating activities	1,500,242	3,438,000

Cash flows from investing activities:
Purchase of property and equipment	—	(92,693)
Disposition of subsidiaries	—	(7,548)
Net cash used in investing activities	—	(100,241)

Cash flows from financing activities:
Net (repayment to) proceeds from related parties	(1,283,221)	267,557
Proceeds from Issuance of Series B preferred stock	600,000
Payment for offering cost	(37,500)	—
Net cash (used in) provided by financing activities	(720,721)	267,557

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(207)
NET INCREASE IN CASH	779,521	3,605,109
CASH, BEGINNING OF PERIOD	$5,158,223	$2,717,745
CASH, END OF PERIOD	5,937,744	6,322,854

SUPPLEMENTAL DISCLOSURES:
Non-cash offset of subscription receivable with due to related party balance	—	48,718
Issuance of Series B preferred stock to offset due to related party balance	600,000	—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2024 and 2023

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, Hong Kong YeeTah Insurance Broker Limited (formerly known as YeeTah Insurance Consultant Limited, “YeeTah”), a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) Intermediary, YeeTah is also licensed to provide its customers with assistance on account opening and related services under the MPF and the Occupational Retirement Schemes Ordinance schemes (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of December 31, 2024, and for the three and nine months ended December 31, 2024 and 2023. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the operating results for the full year ending March 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on July 1, 2024.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the U.S. GAAP requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses may be affected by the estimates that management is required to make. Actual results could differ from those estimates.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2024 and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

October 4, 2023
Year-end spot rate	EUR 1 = US$1.0518
Average rate for the period	EUR 1 = US$1.0877

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2024, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Company maintains all bank accounts in Hong Kong. Cash balances in bank accounts in Hong Kong are protected under Deposit Protection Scheme in accordance with the Deposit Protection Scheme Ordinance. The maximum protection is up to HKD800,000 per depositor per Scheme member, including both principal and interest.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three and nine months ended December 31, 2024 and 2023 and there was no allowance for credit loss as of December 31, 2024 and March 31, 2024.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2024 and March 31, 2024.

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

There were no impairment losses for the three and nine months ended December 31, 2024 and 2023.

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

3. Equity

2024 Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1. As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of its Series C Convertible Preferred Stock will be proportionately adjusted. The 2024 Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024 and the three and nine months ended December 31, 2023.

Preferred Stock

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

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024, there were 291,563,930 shares of common stock, 6,013,500 shares of Series B Preferred Stock and 531,886 shares of Series C Preferred Stock issued and outstanding.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of December 31, 2024.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)	During the three and nine months ended December 31, 2024, Huihe Zheng advanced nil and $129,056 to the Company to support its operations, respectively. During the three and nine months ended December 31, 2023, Huihe Zheng advanced $137,688 and $266,480 to the Company to support its operations, respectively.

(ii)	During the three and nine months ended December 31, 2024, the Company repaid $812,277 and $812,277 (2023: nil and nil) to Huihe Zheng, respectively.

(iii)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	December 31, 2024	March 31, 2024
	US$	US$
Huihe Zheng	—	1,283,221
Total	—	1,283,221

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that commenced in February 2022 (the “2022 Office Lease”) and in April 2023 (the “2023 Office Lease”), respectively, as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of December 31, 2024 and 2023.

Operating lease

The 2022 Office Lease has a remaining lease term of the operating lease of 0.1 years and discount rate used for the operating lease is 4.9%.

The 2023 Office Lease has a remaining lease term of the operating lease of 1.3 years and discount rate used for the operating lease is 10.34%.

During the three months ended December 31, 2024 and 2023, the operating lease expense recognized was $32,113 and $32,113, respectively.

During the nine months ended December 31, 2024 and 2023, the operating lease expense recognized was $96,339 and $89,868, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on its business, financial position, cash flows or results of operations taken as a whole. As of December 31, 2024, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended December 31, 2024 and 2023

The following table presents an overview of our results of operations for the three months ended December 31, 2024 and 2023:

	For The Three Months Ended	For The Three Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$1,607,455	1,009,716
Cost of sales	246,913	606,779
Gross profit	1,360,542	402,937

Operating expenses:
General & administrative expenses	452,524	200,271
Total operating expenses	452,524	200,271

Income from operations	908,018	202,666

Total other (income) expenses	1,187	(35,506)

Current income tax expenses	200,216	46,033

Net income	$706,615	$192,139

Revenue

Revenue increased by approximately $598,000, or 59.2%, for the three months ended December 31, 2024 as compared to the same period of 2023. The increase was mainly due to revenue from two new insurance company partners, with whom we did not cooperate in the same period of 2023, and who offered higher basic commission rates. However, the increase was partially offset by the decrease in revenue from one of the existing insurance company partners. A substantial portion of the revenue from this partner in the three months ended December 31, 2024, was derived from insurance renewal commissions, which are based on the renewal commission rate that is lower than the first-year commission rate.

Cost of sales

Cost of sales decreased by approximately $360,000, or 59.3%, for the three months ended December 31, 2024 as compared to the same period of 2023. The decrease was primarily due to lower referral fees paid. On May 22, 2024, the Hong Kong Insurance Authority issued a circular, which mandated, among other things, that referral fees for introducing clients should not be excessively high and should be consistent with the work the referrers provide. In compliance with this regulatory directive, and after discussion with our referrers, we lowered our referral fee rates, which resulted in the significant decrease in cost of sales.

Gross profit

Gross profit margin increased by approximately 44.7% for the three months ended December 31, 2024 as compared to the same period of 2023, which was in line with the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $252,000, or 126.0%, for the three months ended December 31, 2024 as compared to the same period of 2023. The change is primarily due to hiring of more employees and increase in professional fees paid to various service providers.

Other income (expenses)

Other income (expenses) decreased by approximately $37,000, or 103.3%, for the three months ended December 31, 2024 as compared to the same period of 2023. The change is primarily due to our recognition of gain from disposition of subsidiaries during the three months ended December 31, 2023, with no such income recognized during the same period in 2024.

Current income tax expenses

Current income tax expenses increased by approximately $154,000, or 334.9%, for the three months ended December 31, 2024 as compared to the same period of 2023. The change is primarily due to increase in profits in the three months ended December 31, 2024.

Net income

As a result of the factors described above, net income for the three months ended December 31, 2024 increased by approximately $514,000, or 267.8%, as compared to the same period of 2023.

Nine Months Ended December 31, 2024 and 2023

The following table presents an overview of our results of operations for the nine months ended December 31, 2024 and 2023:

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$3,606,392	5,446,729
Cost of sales	594,355	3,366,496
Gross profit	3,012,037	2,080,233

Operating expenses:
General & administrative expenses	975,065	478,838
Total operating expenses	975,065	478,838

Income from operations	2,036,972	1,601,395

Total other income	(23,755)	(68,026)

Current income tax expenses	406,026	266,028

Net income	$1,654,701	1,403,393

Revenue

Revenue decreased by approximately $1.8 million, or 33.8%, for the nine months ended December 31, 2024 as compared to the same period of 2023. The decrease was mainly due to the decrease in revenue from one of the insurance company partners. In the nine months ended December 31, 2024, a substantial portion of the revenue from this partner was derived from insurance renewal commissions, which are based on the renewal commission rate that is lower than the first-year commission rate. During the same period, we increased our cooperation with other insurance company partners, who offered higher basic commission rates. The shift in focus on different partnership also contributed to the overall decrease in revenue from our top insurance company partner.  Moreover, following the lift by Hong Kong government of the COVID-19 travel restrictions and quarantine requirements in January 2023, we experienced a rebound in business as cross-border travel resumes with mainland China after three years of restrictions. As a result, our revenue for the three months ended June 30, 2023 was significantly higher than the other periods. Our revenue subsequently stabilized. The average quarterly revenue for the subsequent periods was approximately $1.1 million.

Cost of sales

Cost of sales decreased by approximately $2.8 million, or 82.3%, for the nine months ended December 31, 2024 as compared to the same period of 2023. The decrease was primarily due to lower referral fees paid as a result of adjustment of our referral fee rates according to regulatory directive from Hong Kong Insurance Authority.

Gross profit

Gross profit margin for the nine months ended December 31, 2024 increased by approximately 45.3% as compared to the same period of 2023, which was in line with the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees paid to various service providers.

General and administrative expenses increased by approximately $496,000, or 103.6%, for the nine months ended December 31, 2024 as compared to the same period of 2023. The increase is primarily due to hiring of more employees, and increase in professional fees paid various service providers.

Other income

Other income decreased by approximately $44,000, or 65.1%, for the nine months ended December 31, 2024 as compared to the same period of 2023. The income was mainly attributable to the receipt of referral fees by introducing clients to other companies. The decrease in referral fee was due to a much lower referral commission rate for renewal premiums in 2024, while partially offset by a one-off referral fee paid by a trust company in July 2024. Moreover, we recognized gain from disposition of subsidiaries during the nine months ended December 31, 2023, with no such income recognized during the same period in 2024.

Current income tax expenses

Current income tax expenses increased by approximately $140,000, or 52.6%, for the nine months ended December 31, 2024 as compared to the same period of 2023. The change is primarily due to increase in profits in the nine months ended December 31, 2024.

Net income

As a result of the factors described above, net income for the nine months ended December 31, 2024 increased by approximately $251,000, or 17.9%, as compared to the same period of 2023.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2024 and 2023, and the year ended March 31, 2024.

The exchanges rates used for translation from Euro to US$ are as follows:

October 4, 2023
Period-end spot rate	EUR 1 = US$1.0518
Average rate for the year	EUR 1 = US$1.0877

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

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of December 31, 2024.

There have been no cash and any asset transactions between us and our subsidiaries since the Share Exchange. As of December 31, 2024 and March 31, 2024, we had $5,937,744 and $5,158,223, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Net cash provided by operating activities	$1,500,242	$3,438,000
Net cash used in investing activities	—	(100,241)
Net cash (used in) provided by financing activities	(720,721)	267,557
Effect of Exchange rate changes on cash	—	(207)
Net increase in cash, cash equivalents	779,521	3,605,109
Cash and cash equivalents at beginning of period	5,158,223	2,717,745
Cash and cash equivalents at end of period	$5,937,744	$6,322,854

Operating Activities:

Net cash generated from operating activities was approximately $1.5 million for the nine months ended December 31, 2024, compared to net cash generated from operating activities of approximately $3.4 million for the same period in 2023, representing a decrease of approximately $1.9 million in the net cash inflow in operating activities. The decrease in net cash inflow in operating activities was due to the combined effect of (i) increase  of net income of approximately $251,000 in the nine months ended December 31, 2024 as compared to the same period of 2023, and (ii) the following major working capital changes:

(1)	Change in accounts receivable resulted in an approximately $149,000 cash outflow for the nine months ended December 31, 2024 compared to an approximately $217,000 cash inflow for the same period of 2023, which led to an approximately $366,000 increase in net cash outflow in operating activities.

(2)	Change in accounts payable and accrued liabilities resulted in an approximately $367,000 cash outflow for the nine months ended December 31, 2024 compared to an approximately $1.7 million cash inflow for the same period of 2023, which led to an approximately $2.0 million decrease in net cash inflow from operating activities.

(3)	Change in short-term and long-term prepaid expenses resulted in an approximately $75,000 cash outflow for the nine months ended December 31, 2024 compared to an approximately $111,000 cash outflow for the same period of 2023, which led to an approximately $36,000 decrease in net cash outflow from operating activities. During this period, the Company prepaid HK$1,000,000 (US$128,205) to a new contracted referrer for future referral fees payable to the referrer. As of December 31, 2024, the outstanding prepaid balance was HK$642,590 (US$82,383), and the management of the Company expected the prepaid amount would be fully credited against the referral fees payable to the referrer by the end of March 31, 2025.

(4)	Change in income tax payable resulted in an approximately $406,000 cash inflow for the nine months ended December 31, 2024 compared to an approximately $266,000 cash inflow for the same period of 2023, which led to an approximately $140,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was nil for the nine months ended December 31, 2024 compared to net cash used in investing activities of approximately $100,000 for the same period of 2023. Net cash used in investing activities for the nine months ended December 31, 2023 was solely attributable to acquisitions of fixed assets and disposition of subsidiaries.

Financing Activities:

For the nine months ended December 31, 2024, net cash used in financing activities was approximately $721,000, which was derived from the net repayment to related parties of approximately $683,000 and payment for offering cost of approximately $38,000.

For the nine months ended December 31, 2023, net cash provided by financing activities was approximately $268,000, which was fully derived from the proceeds borrowed from related parties.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of December 31, 2024 are summarized as follows:

Operating lease

	2022 Office Lease	2023 Office Lease	Total

2025	$3,514	$88,744	$92,258
2026	—	28,627	28,627
Total future minimum lease payments	$3,514	$117,371	$120,885
Less: imputed interest	(14)	(8,113)	(8,127)
Total operating lease liability	$3,500	$109,258	$112,758
Less: operating lease liability – current	3,500	81,225	84,725
Total operating lease liability – non-current	$—	$28,033	$28,033

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

Off-balance Sheet Commitments and Arrangements

As of December 31, 2024, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

QDM International Inc.

Date: February 14, 2025	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)