Form 10-K
period 2025-03-31
QDM International Inc.
filed 2025-07-10
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Venture Market operated by the OTC Markets as of September 30, 2024 ($3.86) was approximately $419,752,458.

As of July 10, 2025, 291,563,930 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

QDM INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2025

i

CERTAIN TERMS AND CONVENTIONS

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (the “Report”) to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company, which was dissolved in September 2022;

●	“BVI” are to the British Virgin Islands;

●	“China” or the “PRC” are to the People’s Republic of China, including Hong Kong and Macau, the special administrative regions of China and Taiwan only for purpose of this prospectus;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“Lutter Global Limited” or “LGL” are to Lutter Global Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“mainland China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of QDM BVI;

●	“QDM” are to QDM International Inc., a Florida corporation;

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company, each convertible into approximately 3.67 shares of common stock;

●	“technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	the “Company,” “we,” “us,” and “our” are to QDM International Inc. and its consolidated subsidiaries, unless the context suggests otherwise; and

●	“YeeTah” are to Hong Kong YeeTah Insurance Broker Limited, formerly known as YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

QDM and QDM BVI maintain their books and records in U.S. dollars and in accordance with generally accepted accounting principles of the United States. QDM HK and YeeTah maintain their books and records either in U.S. dollars or Hong Kong dollars. The functional currency of Lutter Global Limited is the Euro.

This Report also contains translations of Hong Kong dollars into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at HK$7.800 = US$1.00, which is the prevailing exchange rate as of March 31, 2025. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

Due to rounding, numbers presented throughout this Report may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

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

YeeTah sells a wide range of insurance products consisting of two major categories: (i) life and medical insurance, such as individual life insurance; and (ii) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah is also licensed to provide customers with assistance on information collection, explanation of MPF products and policies (excluding investment advisory services), assistance with applications to set up MPF accounts, and transfer of funds across their respective MPF schemes. The MPF and the Occupational Retirement Schemes Ordinance (“ORSO”) schemes in Hong Kong are retirement protection schemes set up for employees who are Hong Kong residents.

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

As of the date of this Report, YeeTah is a party to agreements with 22 insurance companies in Hong Kong, and offers approximately 489 insurance products to its individual customers. For the fiscal year ended March 31, 2025, approximately 68.1% of YeeTah’s total commissions was attributable to one insurance company. For the fiscal year ended March 31, 2024, an aggregate of 96.5% of YeeTah’s total commissions was attributable to one insurance company.

During the fiscal year ended March 31, 2025 and March 31, 2024, YeeTah had a total of 263 and 133 customers who have purchased life and medical insurance products through YeeTah, and 36 and 33 individual customers who have purchased general insurance products, as well as one and five customers for MPF related services, respectively. As of the date of this Report, YeeTah has not provided any customer ORSO related services.

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

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board of the United States (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB, issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Our auditor, ZH CPA, LLC (“ZH CPA”), the independent registered public accounting firm that issues the audit report included in this Report, is headquartered in Denver, Colorado, and has been inspected by the PCAOB on a regular basis, with the last inspection in 2025. As of the date of this Report, our auditor is not among the firms listed on the PCAOB Determination List issued in February 2025. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S law, rules, and regulations. On December 15, 2022, the PCAOB vacated its previous Determination List, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. However, if in the future the PCAOB is prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, then the companies audited by those registered public accounting firms could be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in certain jurisdictions and we use an accounting firm headquartered in one of such jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which, among others, amended the HFCA Act to reduce the number of consecutive years an issuer can be identified a Commission-Identified Issuer before the SEC must impose an initial trading prohibition on the issuer’s securities from three years to two. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCA Act. See “Item 1.A. Risk Factors — Risks Related to Doing Business in Hong Kong — The HFCA Act and the related regulations continue to evolve. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCAOB determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us.” on page 34.

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

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including our subsidiaries, to the U.S. investors or to settle amounts owed. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend or other distribution without restrictions on the amount of the funds, subject to availability of distributable profits and sufficient cash to maintain going concern and solvency of YeeTah and any contractual obligations owed to third parties prohibiting or restricting dividend distributions. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the near future among our holding company and its subsidiaries.

However, the PRC government has significant authority to intervene or influence the operations of an offshore holding company in mainland China at any time, and such oversight may also extend to our Hong Kong operating company. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into mainland China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate paying cash dividends in the near future. The declaration of dividends on any class of shares is within the discretion of our board of directors (the “Board”), subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong operating subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 29 and “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 31.

Regulatory Permissions and Developments

Our PRC counsel has advised us that the laws and regulations of mainland China do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in mainland China, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of the PRC government’s expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in mainland China and Hong Kong can change quickly. The Chinese government may intervene or influence our current and future operations in Hong Kong or may exert more control over offerings conducted overseas and/or foreign investment in issuers like ourselves. See “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong.”

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

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by mainland China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing mainland China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review.

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

On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. On May 16, 2023 and May 7, 2024, the CSRC promulgated the supporting guidelines No. 6 and No. 7 to the Trial Measures, respectively. Pursuant to the Trial Measures and their supporting guidelines, (i) domestic companies incorporated in mainland China that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a domestic company: (A) more than 50% of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China; and (iii) domestic companies listed on overseas over-the-counter markets are not required to file with the CSRC in accordance with the Trail Measures; however, domestic companies that seek to offer or list securities in overseas markets through a uplisting shall file with the CSRC pursuant to the requirements of the Trial Measures within three working days following their first submission of uplisting applications. In such circumstances, where a domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

On February 24, 2023, the CSRC, together with the Ministry of Finance of China, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archive Administration in Overseas Issuance and Listing of Securities issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” (the “revised Provisions”) and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is to expand their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations.

On March 22, 2024, the CAC issued the Provisions on Promoting and Regulating Cross-border Data Flows, which stipulates that a data handler providing personal information abroad may be exempted from declaring security assessment for data to be provided abroad, concluding a standard contract for personal information to be provided abroad or passing authentication for protection of personal information if it satisfies certain conditions. In addition, providing the data collected and generated in such activities as international trade, cross-border transport, academic cooperation, transnational manufacturing and marketing, which do not contain personal information or important data, to overseas parties is exempted from all these procedures aforementioned.

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

Our PRC counsel has advised us that that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in mainland China for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that laws and regulations of mainland China on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such laws and regulations of mainland China in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by mainland China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

In addition, in light of the statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of mainland China companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our securities to significantly decline or become worthless.

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

We face competition in the market due to the presence of a large number of insurance brokers and service providers. We may be subject to the Competition Ordinance (Chapter 619 of the Laws of Hong Kong) (“Competition Ordinance”), which came into force on December 14, 2015, laying down three forms of behaviors and imposing three rules intended to prevent and discourage anti-competitive conducts: (i) the first conduct rule prohibits (a) the making of agreements by any entity, regardless of its legal status or the way in which it is financed, engaged in economic activity, and includes a natural person engaged in economic activity (“Undertakings”); (b) the engagement in concerted practice by Undertakings; or (c) the making or giving effect of decisions by members of an association of Undertakings, that have the object or effect of preventing, restricting distorting competition in Hong Kong; (ii) the second conduct rule prohibits undertakings with a substantial degree of market power in a market from abusing that power by engaging in conduct that has the object or effect of preventing, restricting or distorting competition in Hong Kong; and (iii) the merger rule prohibits Undertakings from directly or indirectly carrying out mergers that have or are likely to have the effect of substantially lessening competition in Hong Kong. Currently, the merger rule only applies where an Undertaking that holds or, directly or indirectly controls an Undertaking that holds a “carrier license” within the meaning of the Telecommunications Ordinance (Chapter 106 of the Laws of Hong Kong) is involved in a merger. As we are not engaged in the telecommunication industry and do not hold such carrier license, such merger rule is currently not applicable to our business.

The Competition Commission is an independent statutory body in Hong Kong established under the Competition Ordinance to investigate any contravention against the competition rules and enforce the provisions of the Competition Ordinance, and the Competition Tribunal is a superior court of record set up by the Competition Ordinance, as part of the Hong Kong judiciary, to hear and decide cases relating to competition law in Hong Kong. Under the guidelines and policies published by the Competition Commission, possible outcomes of the investigation of a contravention of the Competition Ordinance may include the acceptance by the Competition Commission of a commitment given by the infringer to take any action or refrain from taking any action, the issuance of a warning notice or infringement notice, the commencement of proceedings in the Competition Tribunal, the application for a consent order, the referral of the complaint to a government agency and the conduct of a market study. The Competition Tribunal may order remedies including imposing a pecuniary penalty as well as making disqualification order or other orders under the Competition Ordinance. The guidelines and policies published by the Competition Commission in Hong Kong did not mention any remedies which may affect an entity’s ability to accept foreign investment or list on a U.S./foreign exchange as a result of the non-compliance of the Competition Ordinance. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Failure to comply with Hong Kong Competition Law may result in material and adverse effect on our business, financial condition and results of operations.” beginning on page 28.

Operating our business in Hong Kong, we are subject to the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) (the “PDPO”) which sets out the principles that a person who, either alone, jointly or in common with other persons, controls the collection, holding, processing or use of personal data (“Data User”) must follow in any acts concerning information, existing in a form which access to or processing of is practicable, which relates to a living individual and can be used to identify that individual. Alleged failure to comply with applicable laws and regulations regarding data security or failure to protect user privacy, regardless of their validity, may result in negative news or media coverage of our business which may in turn damage our reputation, erosion of customer faith in us and material negative impact on our business, results of operations, and financial condition. Contravention with the PDPO may entitle the Privacy Commissioner for Personal Data to issue a written enforcement notice directing such Data User to take prescribed steps within a specified timeframe to remedy and prevent recurrence of contravention. Contravention with the above enforcement notice issued by the Privacy Commissioner for Personal Data is an offence and on first conviction, the offender is liable to a maximum fine of HK$50,000 and imprisonment for 2 years, with a daily penalty of HK$1,000. Subsequent convictions can result in a maximum fine of HK$100,000 and imprisonment for 2 years, with a daily penalty of HK$2,000.  The PDPO does not prescribe any express remedies regarding an entity’s ability to accept foreign investment or list on a U.S./foreign exchange as a result of the non-compliance of the PDPO. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Failure to comply with the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong may result in material and adverse effect on our business, financial condition and results of operations.” beginning on page 28.

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

On March 28, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company (the “Amendment”) with the Florida Department of State to (i) increase its authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and its authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and (ii) effect a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1, which became effective as of April 5, 2024 (the “2024 Forward Stock Split”). The foregoing amendments were approved by the Board and shareholders holding approximately 60.9% of the voting power of the Company.

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

On October 9, 2024, the Company entered into a securities subscription agreement with Mr. Huihe Zheng, the Company’s Chief Executive Officer, President, and Chairman of the Board (the “Securities Subscription Agreement”). Pursuant to the Securities Subscription Agreement, the Company agreed to issue 6,000,000 shares of Series B Preferred Stock, par value $0.0001 per share (the “Series B Shares”) to Mr. Zheng at a purchase price of $0.10 per share, and Mr. Zheng agreed to cancel and forgive a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2025, YeeTah is a party to agreements with 21 insurance companies in Hong Kong and offers approximately 489 insurance products to its individual customers. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners and enables us to provide quality service to our customers.

●

Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, which have very stringent requirements on selection of brokers. YeeTah has been working with them since 2015 and has been able to pass their annual evaluations and receive favorable commission rates.

●

Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s sales team includes three sales directors and two sales managers, each of whom have more than 10 years of experience in the insurance industry.

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

●

Continue to Strengthen Our Relationships with Leading Insurance Companies.

We currently establish and maintain most of our business relationships with insurance companies in Hong Kong. As we plan to expand our distribution network through partners in mainland China in an effort to increase our sales volumes in the future, we hope to obtain favorable commission rates and exclusive rights to distribute high-margin products or collaborate with our insurance company partners to custom-develop products to suit the needs of our prospective customers.

Products and Services

We market and sell two broad categories of insurance products: (i) life and medical insurance products, and (ii) general insurance products. As of the date of March 31, 2025, insurance products we sell are underwritten by 21 insurance companies in Hong Kong. In addition, as an MPF Intermediary, we also assist our customers with their MPF schemes in Hong Kong. Such services primarily include information collection, explanation of MPF products and policies (excluding investment advisory services), assistance with applications to set up MPF accounts, and transfer of funds across their respective MPF schemes.

Life and Medical Insurance Products

During the fiscal year ended March 31, 2025 and 2024, our life and medical insurance products collectively accounted for approximately 93.5% and 99.9%, respectively, of our net revenues. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.75% to 90% of the first-year premiums and in the range of 0% to 64.8% of renewal premiums.

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

General Insurance Products

During the fiscal year ended March 31, 2025 and 2024, our general insurance products accounted for less than 1.0% of our net revenues. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 8.0% – 57.5% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

●	Individual Accident Insurance. The individual accident insurance products we sell generally provide a guaranteed benefit during the coverage period in the event of death or disability of the insured as a result of an accident, or a reimbursement of medical expenses to the insured in connection with an accident. These products typically require only a single premium payment for each coverage period. Because most of the individual accident insurance products we sell are underwritten by general insurance companies, we classify individual accident insurance products as general insurance products.

●	Travel Insurance. The travel insurance products we sell are short-term insurance providing guaranteed benefit in the event of death or disability and covering travel-related emergencies and losses, either within one’s own country or internationally. These products typically require only a single premium payment for each coverage period.

●	Homeowner Insurance. The homeowner insurance products we sell primarily cover damages to the insured house, along with furniture and household electrical appliance in the house caused by a number of incidents such as fire, flood and explosion.

●	Auto Insurance. We facilitate both standard auto insurance policies and supplemental policies, which we refer to as riders. The standard auto insurance policies we facilitate generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. We also facilitate standard third-party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders we facilitate cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retire plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPFA as trustees to administer the MPF and ORSO schemes. As of March 31, 2025, there were a total 15 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% – 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. During the fiscal year ended March 31, 2025 and 2024, we serviced one and five customers, respectively, with account opening and transfer of funds across their respective MPF schemes.

Referral Business

In December 2023, we strategically expanded our business model by entering into a collaborative partnership with a trust company in Hong Kong. This partnership allows us to refer potential clients, who are part of our growing customer base, to the trust company for their investment products. In return for these referrals, we earn commissions based on a percentage of the value of the investment products purchased by the referred clients. This mutually beneficial arrangement enables us to diversify our revenue streams while providing additional value to our customers by connecting them with trusted investment opportunities. During the year ended March 31, 2025, we have generated $540,616 from our referral business.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2025, our team included 16 technical representatives who exclusively work in insurance brokerage services for YeeTah in Hong Kong. YeeTah enters into referral agreements with business partners, pursuant to which the business partners will refer clients to YeeTah and are compensated for their referrals if referred clients purchase insurance through YeeTah.

Customers

By providing premium customer services to our customers, we strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, who purchase more than one product from us. During the fiscal year ended March 31, 2025 and 2024, we serviced a total of 263 and 133 customers with life and medical insurance, respectively, and 36 and 33 customers with general insurance, respectively. Of all of our customers in life and medical insurance, we had 7 from Hong Kong and 256 from mainland China for the fiscal year ended March 31, 2025, and six from Hong Kong and 127 from mainland China for the fiscal year ended March 31, 2024.

Collaboration with Insurance Companies

As of March 31, 2025, YeeTah is a party to long-term agreements with 21 insurance companies in Hong Kong, pursuant to which YeeTah is authorized to market and distribute certain insurance products of those companies to its customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

For the fiscal years ended March 31, 2025 and 2024, our top insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2025		Fiscal Year Ended March 31, 2024
Company Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
Company A	1,018,028.14	12.1%	6,143,538.86	96.5%
Company B	5,708,644.81	68.1%	185,826.25	2.9%
Company C	95,444.97	1.1%	26,564.36	0.4%
Company D	540,615.70	6.5%	—	—

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of our competitive product offerings, premium customer services and reputation. Our principal competitors include:

●	Professional insurance brokerages. As of March 31, 2025, there were a total of 1,561 and 802 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance brokerages are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance brokerage sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of insurance products and professional services.

Although some of our competitors have operated for a longer period of time than us, with more market shares and greater brand influence, we believe that our team’s years of experience in the insurance industry, as well as our quality customer service, enable us to better respond and adapt to fast changing insurance market conditions compared to the larger competitors.

Seasonality

Our income is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. For life insurance, the insurance companies, under pressure to meet their annual sales targets, would increase their sales efforts during the fourth quarter of a year by, for example, offering more incentives for insurance brokerages to increase sales. As a result, income derived from life insurance products for the fourth quarter of a year is generally the highest among all four quarters. Business activities, including buying and selling insurance, usually slow down during the Chinese New Year holiday, which occur during the first quarter of each year. As a result, income derived from our insurance products for the first quarter of a year has generally been the lowest among all four quarters.

Intellectual Property

As of March 31, 2025, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

As of March 31, 2025, we had nine full-time employees, including two executive officers, and eight of nine employees are full-time employees who are based in our headquarter in Hong Kong, seven of whom are qualified technical representatives. The remaining nine technical representatives are independent contractors. Technical representatives are licensed individuals who provide advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives (who are not our employees) are solely compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of the basic commission rate provided by each insurance company.

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

Regulations Related to Insurance Intermediaries

Effective September 23, 2019, IA took over the regulation of insurance agents and brokers (collectively, “Insurance Intermediaries”) from the three self-regulatory organizations (i.e., the Insurance Agents Registration Board established under The Hong Kong Federation of Insurers, The Hong Kong Confederation of Insurance Brokers and The Professional Insurance Brokers Association) and becomes the sole regulator to license and supervise all Insurance Intermediaries in Hong Kong. The IA is responsible for supervising Insurance Intermediaries’ compliance with the provisions of Insurance Ordinance (Chapter 41 of the Laws of Hong Kong) (the “IO”), and the relevant regulations, rules, codes and guidelines issued by the IA. The IA is also responsible for promoting and encouraging proper standards of conduct of Insurance Intermediaries, and has regulatory powers in relation to licensing, inspection, investigation and disciplinary sanctions.

The regulatory regime for Insurance Intermediaries is activity-based. Under section 64G of the IO, a person must not carry on a regulated activity, or must not hold out that the person is carrying on a regulated activity, in the course of business or employment, or for reward unless the person holds an appropriate type of Insurance Intermediary license or is exempt under the IO. It is an offence for contravening section 64G of the IO

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

“Fit and Proper” Requirements

Under the IO, a person who is, is applying to be, or is applying for a renewal of a license to be, a licensed insurance broker is required to satisfy the IA that he/she/it is a fit and proper person. In addition, the responsible officer(s), controller(s), and director(s) (where applicable) of a licensed insurance broker company are also required to be fit and proper persons. These “fit and proper” requirements aim at ensuring that the licensed insurance brokers are competent, reliable and financially sound, and have integrity. Pursuant to the IO, in determining whether a person is a fit and proper person, the IA must consider, among others, the following factors:

●	the person’s education or other qualifications or experience;

●	the person’s ability to carry on a regulated activity competently, honestly and fairly;

●	the persons’ reputation, character, reliability and integrity;

●	the person’s financial status or solvency;

●	whether any disciplinary action has been taken against the person by the Monetary Authority, the Securities and Futures Commission, the Mandatory Provident Fund Schemes Authority; or any other authority or regulatory organization (in Hong Kong or elsewhere), which, in the IA’s opinion, performs a function similar to those of the IA;

●	if the person is a company in a group of companies, any information in the possession of the IA, whether provided by the person or not, relating to any other company in the group of companies or any controller or director of the person or of such company;

●	the state of affairs of any other business which the person carries on or proposes to carry on; and

●	in respect of an application to be licensed as a licensed insurance broker company or renewal of such license, any information in the possession of the IA whether provided by the person or not relating to (i) any other person who is or is to be employed by, or associated with the person for the purposes of carrying on regulated activities, (ii) any other person who is or will be acting for or on behalf of the person in relation to carrying on regulated activities and (iii) the question as to whether the person has established effective internal control procedures and risk management systems to ensure its compliance with the IO.

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

The minimum standards of conduct that a registered MPF intermediary should adopt include:

●	acting honestly, fairly, in the best interests of the client and with integrity;

●	acting with care, skill and diligence;

●	advising on matters within competence;

●	having regard to client’s particular circumstances as is necessary for ensuing that the regulated activity is appropriate to the client;

●	disclosing necessary information to the client;

●	disclosing conflict of interest;

●	prompt and proper accounting for client assets;

●	keeping records of regulated activities;

●	establishing, maintaining and observing proper controls and procedures for securing compliance by the principal intermediary;

●	using the principal intermediary’s best endeavors to secure observance by subsidiary intermediaries attached to the principal intermediary of the controls and procedures established above;

●	ensuring that the responsible officer has sufficient authority within the principal intermediary for carrying out specified responsibilities in relation to the principal intermediary;

●	providing the responsible officer with sufficient resources and support for carrying out specified responsibilities in relation to the principal intermediary;

●	appointing a responsible officer to use his or her best endeavors to carry out specified responsibilities in relation to the principal intermediary; and

●	complying with other requirements that are prescribed by the rules made by the MPFA.

Regulation Related to Business Registration

The Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong) requires every person carrying on any business in Hong Kong to make an application to the Commissioner of Inland Revenue in the prescribed manner for the registration of that business, unless it is exempt under the Business Registration Ordinance. The Commissioner of Inland Revenue must register each business for which a business registration application is made and as soon as practicable after the prescribed business registration fee and levy are paid and issue a business registration certificate or branch registration certificate for the relevant business or the relevant branch, as the case may be. Business registration certificate will be issued on submission of the necessary document(s) together with payment of the relevant fee and is renewable every year or every three years (if business operators elect for issuance of business registration certificate that is valid for three years). Any person who fails to apply for business registration shall be guilty of an offence and shall be liable to a fine of HK$5,000 and to imprisonment for one year.

Regulation Related to Employment and Labor Protection

Employment Ordinance (Chapter 57 of the Laws of Hong Kong)

The Employment Ordinance (Chapter 57 of the Laws of Hong Kong), or the EO, is an ordinance enacted for, among other things, the protection of the wages of employees and the regulation of the general conditions of employment and employment agencies. Under the EO, an employee is generally entitled to, amongst other things, notice of termination of his or her employment contract; payment in lieu of notice; maternity protection in the case of a pregnant employee; not less than one rest day in every period of seven days; severance payments or long service payments; sickness allowance; statutory holidays or alternative holidays; and paid annual leave of up to 14 days depending on the period of employment.

Under section 25 of the EO, where a contract of employment is terminated, any sum due to the employee shall be paid to him/her as soon as it is practicable and in any case not later than seven days after the day of termination. Any employer who willfully and without reasonable excuse contravenes section 25 of the EO commits an offence and is liable to a maximum fine of HK$350,000 and imprisonment for three years.

Further, under section 25A of the EO, if any wages or any sum referred to in section 25(2)(a) of the EO are not paid within seven days from the day on which they become due, the employer shall pay interest at a specified rate on the outstanding amount of wages or sum from the date on which such wages or sum become due up to the date of actual payment. Under section 63CA of the EO, any employer who willfully and without reasonable excuse contravenes section 25A of the EO commits an offence and is liable on conviction to a maximum fine of HK$10,000.

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

Under section 15 of the ECO, an employer must notify the Commissioner for Labor of any work accident by submitting Form 2 (within 14 days for general work accidents and within seven days for fatal accidents), irrespective of whether the accident gives rise to any liability to pay compensation. If the happening of such accident was not brought to the notice of the employer or did not otherwise come to his knowledge within such period of seven or 14 days (as the case may be), then such notice shall be given not later than seven days or, as may be appropriate, 14 days after the happening of the accident was first brought to the notice of the employer or otherwise came to his knowledge.

Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong)

The MPFSO is an ordinance enacted for the purposes of providing for the establishment of non-governmental mandatory provident fund schemes, or the MPF Schemes. The MPFSO requires every employer of an employee (other than exempt persons) of 18 years of age or above but under 65 years of age to take all practical steps to ensure the employee becomes a member of a registered MPF Scheme. Subject to the minimum and maximum relevant income levels, it is mandatory for both employers and their employees to contribute 5% of the employee’s relevant income to the MPF Scheme. For a monthly-paid employee, the maximum relevant income level is HK$30,000 (approximately $3,870) per month and the maximum amount of contribution payable by the employer to the MPF Scheme is HK$1,500 (approximately $193). Any employer who, without reasonable cause, contravenes this requirement commits a criminal offence and is liable on conviction to a fine of HK$350,000 (approximately $45,200) and imprisonment for three years, and to a daily penalty of HK$500 (approximately $65) for each day on which the offence is continued. As of the date of March 31, 2025, we believe that we have made all contributions required under the MPFSO.

Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong)

The Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong), or the MWO, provides for a prescribed minimum hourly wage rate (currently at HK$40.0 per hour) during the wage period for every employee engaged under a contract of employment under the EO, save for stipulated exceptions. Any provision of the employment contract which purports to extinguish or reduce the right, benefit or protection conferred on the employee by the MWO is void.

Occupational Safety and Health Ordinance (Chapter 509 of the Laws of Hong Kong)

The Occupational Safety and Health Ordinance provides for the safety and health protection of employees in workplaces, both industrial and non-industrial and is therefore applicable to HK Subsidiaries’ employees in general. Among others, employer must, as far as reasonably practicable, ensure the safety and health of employees at work by:

(a) providing and maintaining plant and work systems that are, so far as reasonably practicable, safe and without risks to health;

(b) making arrangement for ensuring, so far as reasonably practicable, safety and absence of risks to health in connection with the use, handling, storage or transport of plant or substances;

(c) providing all necessary information, instruction, training and supervision to employee as may be necessary to ensure, so far as reasonably practicable, safety and health;

(d) providing and maintaining the workplace, and safe access to and egress from the workplace that are, so far as reasonably practicable, safe and without risks to health; and

(e) providing and maintaining work environment that is, so far as reasonably practicable, safe and without risks to health.

Under section 6 of the Occupational Safety and Health Ordinance, failure to comply with any of the above provisions constitutes an offence and the employer is liable on conviction to a fine of HK$10,000,000. An employer who fails to do so intentionally, knowingly or recklessly commits an offence and is liable on conviction to a maximum fine of HK$10,000,000 and to imprisonment for two years.

The Commissioner for Labor may also issue improvement notices against non-compliance of the Occupational Safety and Health Ordinance, or suspension notices against activity of workplace which may create imminent hazard to the employees. Failure to comply with such notices constitutes an offence punishable by a maximum fine of HK$400,000 and HK$1,000,000 respectively and imprisonment of up to 12 months.

Occupiers Liability Ordinance (Chapter 314 of the Laws of Hong Kong)

The Occupiers Liability Ordinance regulates the obligations of a person occupying or having control of premises on injury resulting to persons or damage caused to goods or other property lawfully on the land.

The Occupiers Liability Ordinance also imposes a common duty of care on an occupier of premises to take such care as in all the circumstances of the case is reasonable to see that the visitor will be reasonably safe in using the premises for the purposes for which he is invited or permitted by the occupier to be there.

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

Regulations Related to Anti-Money Laundering and Counter-Terrorist Financing

Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong)

The Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong), or the AMLO, imposes requirements relating to client due diligence and record-keeping and provides regulatory authorities with the powers to supervise compliance with the requirements under the AMLO. In addition, the regulatory authorities are empowered to (i) ensure that proper safeguards exist to prevent contravention of specified provisions in the AMLO; and (ii) mitigate money laundering and terrorist financing risks.

Drug Trafficking (Recovery of Proceeds) Ordinance (Chapter 405 of the Laws of Hong Kong)

The Drug Trafficking (Recovery of Proceeds) Ordinance (Chapter 405 of the Laws of Hong Kong), or the DTROP, contains provisions for the investigation of assets suspected to be derived from drug trafficking activities, the freezing of assets on arrest and the confiscation of the proceeds from drug trafficking activities. It is an offense under the DTROP if a person deals with any property knowing, or having reasonable grounds to believe, it to be the proceeds from drug trafficking. The DTROP requires a person to report to an authorized officer if he/she knows or suspects that any property (directly or indirectly) is the proceeds from drug trafficking or is intended to be used or was used in connection with drug trafficking, and failure to make such disclosure constitutes an offence under the DTROP.

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

GL3: Guideline on Anti-Money Laundering and Counter-Terrorist Financing (“AML/CFT Guideline”)

The Guideline on Anti-Money Laundering and Counter-Terrorist Financing is issued by the IA, and it sets out the relevant anti-money laundering and counter-financing of terrorism (AML/CFT) statutory and regulatory requirements. It also prescribes the AML/CFT standards which authorized insurers and reinsurers carrying on long term business, and licensed individual insurance agents, licensed insurance agencies and licensed insurance broker companies carrying on regulated activities in respect of long term business (hereinafter referred to as “insurance institutions” (“IIs”)), should meet in order to comply with the statutory requirements under the AMLO and the IO. Compliance with the AML/CFT Guideline is enforced through the AMLO and the IO. IIs which fail to comply with the AML/CFT Guideline may be subject to disciplinary or other actions under the AMLO and/or the IO for non-compliance with the relevant requirements.

Regulation Related to Prevention of Bribery

Prevention of Bribery Ordinance (Chapter 201 of the Laws of Hong Kong)

Under the Prevention of Bribery Ordinance (Chapter 201 of the Laws of Hong Kong) (“PBO”), it is an offense for any agent who, without lawful authority or reasonable excuse, solicits or accepts any advantage as inducement to or reward for or otherwise on account of his doing or forbearing to do, or having done or forborne to do, any act in relation to his principal’s affairs or business; or showing or forbearing to show, or having shown or forborne to show, favor or disfavor to any person in relation to his principal’s affairs or business. Upon conviction, the agent concerned can be subject to a maximum penalty of a fine of HK$500,000 and imprisonment for 7 years.

Regulations Related to Personal Data

Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong)

The Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) (“PDPO”) imposes a statutory duty on data users to comply with the requirements of the six data protection principles (the “Data Protection Principles”) contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are:

●	Principle 1 — purpose and manner of collection of personal data;

●	Principle 2 — accuracy and duration of retention of personal data;

●	Principle 3 — use of personal data;

●	Principle 4 — security of personal data;

●	Principle 5 — information to be generally available; and

●	Principle 6 — access to personal data.

Non-compliance with a Data Protection Principle may lead to a complaint to the Privacy Commissioner for Personal Data (the “Privacy Commissioner”). The Privacy Commissioner may serve an enforcement notice to direct the data user to remedy the contravention and/or instigate prosecution actions. A data user who contravenes an enforcement notice commits an offense that may lead to a fine and imprisonment.

The PDPO also gives data subjects certain rights, inter alia:

●	the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject;

●	if the data user holds such data, to be supplied with a copy of such data; and

●	the right to request correction of any data the individual considers to be inaccurate.

The PDPO criminalizes, including, but not limited to, the misuse or inappropriate use of personal data in direct marketing activities, non-compliance with a data access request, and the unauthorized disclosure of personal data obtained without the relevant data user’s consent. An individual who suffers damage, including injured feelings, by reason of a contravention of the PDPO in relation to his or her personal data may seek compensation from the data user concerned.

Enforceability of Civil Liabilities

Mainland China

Half of our officers and directors are Chinese nationals or domiciled in mainland China, and a substantial portion of their assets are located outside the United States. As a result, it may be difficult or impossible for a shareholder to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our executive officers and directors.

Our PRC counsel has advised us that there is uncertainty as to whether the PRC courts would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (ii) entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Our PRC counsel has further advised us that the PRC Civil Procedures Law governs the recognition and enforcement of foreign judgments. The PRC courts may recognize and enforce foreign judgments in accordance with the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions.

The PRC does not have any treaties or other agreements with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in mainland China will not enforce a foreign judgment against us or our directors and officers if they determine that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in mainland China, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

Hong Kong

There is uncertainty as to whether the courts of Hong Kong would (i) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (ii) entertain original actions brought in Hong Kong against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty), and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud, (b) the proceedings in which the judgment was obtained were opposed to natural justice, (c) its enforcement or recognition would be contrary to the public policy of Hong Kong, (d) the court of the United States was not jurisdictionally competent, or (e) the judgment was in conflict with a prior Hong Kong judgment.

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of U.S. courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state or territory within the United States.

Item 1A. Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors.” If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Summary of Risk Factors

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

●	Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	We are subject to extensive regulations for our insurance brokerage business and operations in Hong Kong. Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly variations are not within our control.

Risks Related to Doing Business in Hong Kong

●	Political risks associated with conducting business in Hong Kong and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition.

●	The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region could impact our Hong Kong operating subsidiary.

●	The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of the PRC must conduct their business activities. We are a Hong Kong-based company with no operations in mainland China. There is a risk that the PRC government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC-based issuers. Any such action of the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause our securities to significantly decline in value or become worthless.

●	In light of the PRC government’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	We may rely on dividends and other distributions on equity paid by the Hong Kong operating subsidiary to fund any cash and financing requirements it may have, and any limitations or restrictions, prohibitions, interventions or limitations by the PRC government on the ability of the Company or our Hong Kong operating subsidiary to transfer cash or assets in or out of Hong Kong may result in these funds or assets not being available to fund operations or for other uses outside of Hong Kong, which on the ability of the Hong Kong operating subsidiary to make payments to the Company could have a material and adverse effect on the business.

●	Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or investigate completely our auditor.

●	It may be difficult for shareholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our shareholders.

●	Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

Risks Related to Our Common Stock

●	An active market for our common stock may never develop.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

●	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

●	Our controlling shareholder may exercise significant influence over us and may be subject to conflicts of interest.

●	The Series B and Series C Preferred Stock, which are controlled by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling shareholder, may exercise significant influence over us and may be subject to conflicts of interest.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	Our management has determined that our disclosure controls and procedures were not effective as of March 31, 2025 and we have identified material weaknesses in our internal control over financial reporting.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2025, approximately 68.1% of our total commissions were attributed to one insurance company. For the fiscal year ended March 31, 2024, approximately 96.5% of our total commissions were attributed to one insurance company.

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

As of March 31, 2025, we had 16 technical representatives, seven of whom are our full-time employees. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

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

We conduct our business primarily in Hong Kong as a licensed insurance broker, and our business operations are subject to vigorous regulations in Hong Kong applicable to licensed insurance brokers. Any failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our license as an insurance broker. In addition, we are a registered MPF intermediary and subject to the relevant laws and regulations. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impede our ability to retain customers and develop new customer relationships, which may reduce our revenues.

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

Our commission revenue is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. During any given year, our commission revenue derived from distribution of life and medical insurance products is highest during the fourth quarter and is lowest during the first quarter because it is customary for insurance companies in Hong Kong to launch promotions in the fourth quarter in pursuit of higher sales by year end. The factors that cause the quarterly variations are not within our control. Specifically, regulatory changes to product design may result in cessation of products from time to time and cause quarterly fluctuation in the results of our operations. In addition, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations, and many of our insurance products last more than one year, contributing to the annual fluctuations in sales. As a result, quarterly or annual comparisons of our operating results may not be used as an indication of our future performance.

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

Failure to comply with the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) may result in material and adverse effect on our business, financial condition and results of operations.

The Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) provides the principles that a Data User must follow in any acts concerning information, existing in a form which access to or processing of is practicable, which relates to a living individual and can be used to identify that individual. Contravention with the PDPO may entitle the Privacy Commissioner for Personal Data to issue a written enforcement notice directing such Data User to take prescribed steps within a specified timeframe to remedy and prevent recurrence of contravention. Contravention with the above enforcement notice issued by the Privacy Commissioner for Personal Data is an offence and on first conviction, the offender is liable to a maximum fine of HK$50,000 and imprisonment for 2 years, with a daily penalty of HK$1,000. Subsequent convictions can result in a maximum fine of HK$100,000 and imprisonment for 2 years, with a daily penalty of HK$2,000. However, if a Data User has taken all due diligence to comply with the enforcement notice, then such Data User may have a defense against the above offence.

In the course of our business, we collect data that are related to our business, all with consent from owners of such information. We are committed to protecting the privacy and security of such data, and have established and implemented policies on data collection, processing and usage. We believe we are in full compliance with the PDPO of Hong Kong.    While we strive to comply with applicable data protection laws and regulations as well as our own privacy policies and other obligations, we may have, with respect to privacy and data protection, instances of failure or perceived failure to comply with these laws, regulations, policies and other obligations, which may result, and in some cases has resulted, in customer complaints, and may also result in inquiries and other proceedings or actions against us by government agencies or others, as well as negative publicity and damage to our reputation and brand, each of which could cause us to lose consumers, and have an adverse effect on our business, financial condition and results of operations.

Failure to comply with Hong Kong Competition Law may result in material and adverse effect on our business, financial condition and results of operations.

We face competition in the market due to the presence of a large number of insurance brokers and service providers. We may be subject to the Competition Ordinance, which came into force on December 14, 2015, laying down three forms of behaviors and imposing three rules intended to prevent and discourage anti-competitive conducts: (i) the first conduct rule prohibits (a) the making of agreements by any entity, regardless of its legal status or the way in which it is financed, engaged in economic activity, and includes a natural person engaged in economic activity; (b) the engagement in concerted practice by Undertakings; or (c) the making or giving effect of decisions by members of an association of Undertakings, that have the object or effect of preventing, restricting or distorting competition in Hong Kong; (ii) the second conduct rule prohibits undertakings with a substantial degree of market power in a market from abusing that power by engaging in conduct that has the object or effect of preventing, restricting or distorting competition in Hong Kong; and (iii) the merger rule prohibits Undertakings from directly or indirectly carrying out mergers that have or are likely to have the effect of substantially lessening competition in Hong Kong. Currently, the merger rule only applies where an Undertaking that directly or indirectly holds or, directly or indirectly controls an Undertaking that holds a “carrier license” within the meaning of the Telecommunications Ordinance (Chapter 106 of the Laws of Hong Kong) is involved in a merger. As we are not engaged in the telecommunication industry and do not hold such carrier license, such merger rule is currently not applicable to our business.

The Competition Commission is an independent statutory body in Hong Kong established under the Competition Ordinance to investigate any contravention against the competition rules and enforce the provisions of the Competition Ordinance, and the Competition Tribunal is a superior court of record set up by the Competition Ordinance, as part of the Hong Kong judiciary, to hear and decide cases relating to competition law in Hong Kong. Under the guidelines and policies published by the Competition Commission, possible outcomes of the investigation of a contravention of the Competition Ordinance may include the acceptance by the Competition Commission of a commitment given by the infringer to take any action or refrain from taking any action, the issuance of a warning notice or infringement notice, the commencement of proceedings in the Competition Tribunal, the application for a consent order, the referral of the complaint to a government agency and the conduct of a market study. The Competition Tribunal may order remedies including imposing a pecuniary penalty, making a disqualification order or other orders under the Competition Ordinance.

We have not adopted any anti-competitive conduct described in the Competition Ordinance and will continue to act in compliance with the Competition Ordinance. However, there may be uncertainties on the full effect of the rules in respect of compliance, infringement, and its effect on our business in particular when tendering is involved in securing contracts. We may face difficulties and may need to incur legal costs in ensuring our compliance with the rules. If we face any complaints of infringement of the Competition Ordinance, we may incur substantial legal costs and may result in business disruption and/or negative media coverage, which could adversely affect our business, results of operations and reputation.

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

Within our structure, funds from foreign investors can be directly transferred to our Hong Kong operating subsidiary by way of capital injection or in the form of a shareholder loan from the Company in connection with our future equity or debt offerings. As a holding company, we may rely on dividends and other distributions on equity paid by our Hong Kong operating subsidiary for our cash and financing requirements. We are permitted under the laws of the state of Florida and our articles of incorporation (as amended from time to time) to provide funding to our Hong Kong operating subsidiary incorporated in Hong Kong through loans and/or capital contributions. According to the Companies Ordinance (Chapter 622 of the Laws of Hong Kong), a Hong Kong company may only make a distribution out of profits available for distribution. Any limitation on the ability of our Hong Kong subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. Our Hong Kong subsidiaries are permitted under the laws of Hong Kong to issue cash dividends to us without limitation on the size of such dividends, subject to availability of distributable profits. In addition, if our Hong Kong operating subsidiary incur debt on their own behalf, the instruments governing such debt may restrict their ability to pay dividends. We do not maintain cash management policies or procedures with respect to the size or means of such transfers. There can be no assurance that the PRC government will not restrict or prohibit the flow of cash in or out of Hong Kong. Any restrictions, prohibitions, interventions or limitations by the PRC government on the ability of the Company or our Hong Kong operating subsidiary to transfer cash or assets in or out of Hong Kong may result in these funds or assets not being available to fund operations or for other uses outside of Hong Kong.

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

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition. In addition, if we become subject to the oversight of the CSRC, CAC or other regulatory agencies of the PRC government, the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause of our common stock to significantly decline in value or become worthless.

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

Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to a company such as us.

We currently have no operations in mainland China. YeeTah does not sell any insurance products in mainland China or solicit customers or collect, store or process any personal data of any customer in mainland China, and is not regulated by any insurance regulator in mainland China. As a result, the laws and regulations of the PRC do not currently have any material impact on YeeTah’s business, financial condition and results of operations. However, as we operate in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of mainland China become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

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

The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any mainland China laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

We may also become subject to the laws and regulations of mainland China to the extent we commence business and customer facing operations in mainland China as a result of any future acquisition, expansion or organic growth.

The PRC government exerts substantial influence and discretion over the manner in which companies incorporated in mainland China must conduct their business activities. We are a Hong Kong-based company with no operations in mainland China. There is a risk that the PRC government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or mainland China-based issuers. Any such action of the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause our securities to significantly decline in value or become worthless.

We have no operation in mainland China. We primarily operate in Hong Kong, a special administrative region of China. In addition, YeeTah does not sell any insurance products in mainland China or solicit any customer in mainland China, and is not regulated by any insurance regulator in mainland China. However, we may be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or as a result of our expansion or acquisition of operations in mainland China.

The PRC legal system is evolving rapidly and the PRC laws, regulations, and rules may change quickly with short notice. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation of these laws, rules and regulations may contain inconsistences, the enforcement of which involves uncertainties. The PRC government has exercised and continues to exercise substantial control over many sectors of the economy of mainland China through regulation and/or state ownership. The PRC government actions have had, and may continue to have, a significant effect on economic conditions in mainland China and businesses which are subject to such government actions. We may become subject to the PRC government’s significant oversight and discretion over the conduct of our business, and the government may intervene or influence our operations at any time as the government deems appropriate. The PRC government has published new policies that significantly affected certain industries in mainland China, such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies extending the oversight and regulation to certain business and industries in Hong Kong, including our industry, that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in mainland China-based companies. If such action is extended to cover companies in Hong Kong, like ours, such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause such securities to significantly decline in value or become worthless.

We may become subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of our development, expansion or acquisition of operations in the PRC, or due to the expansion of the PRC government’s oversight onto our industry in Hong Kong, and it may require a material change in our operations and/or result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In addition, the market prices of our common stock could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards Hong Kong-based companies subject to direct PRC government oversight and regulation, regardless of our actual operating performance. There can be no assurance that the Chinese government would not intervene in or influence our operations at any time.

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

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Our PRC counsel has advised us that we are not subject to cybersecurity review with the CAC, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, our PRC counsel has advised us that we are not subject to merger control review by the anti-monopoly enforcement agency of the PRC government due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within mainland China of more than RMB800 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Item 1. Business – Regulatory Permissions and Developments” on page 4.

The HFCA Act and the related regulations continue to evolve. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCAOB determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us.

On December 18, 2020, the HFCA Act was signed into law. The HFCA Act has since then been subject to amendments by the U.S. Congress and interpretations and rulemaking by the SEC. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted.

On December 16, 2021, PCAOB announced the PCAOB HFCA Act determinations relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, because of a position taken by one or more authorities in mainland China or Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in issuers operating in China to lose confidence in such issuers’ procedures and reported financial information and the quality of financial statements.

Our auditor, ZH CPA, LLC, an U.S. based independent registered public accounting firm that issues the audit report included elsewhere in this Report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis with the latest inspection in 2025. As of the date of this Report, our auditor is not among the firms listed on the PCAOB Determination List issued in December 2021.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the CSRC and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB announced in its 2022 HFCA Act Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms headquartered in mainland China and Hong Kong in 2022, and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCA Act at any time.

On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which, among others, amended the HFCA Act to reduce the number of consecutive years an issuer can be identified a Commission-Identified Issuer before the SEC must impose an initial trading prohibition on the issuer’s securities from three years to two.

Further developments related to the HFCA Act could add uncertainties to our offering. We cannot assure you what further actions the SEC, the PCAOB or the stock exchanges will take to address these issues and what impact such actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). Furthermore, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement. Such a delisting would substantially impair your ability to sell or purchase our common stock when you wish to do so, and would have a negative impact on the price of our common stock.

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

There may be risks and uncertainties regarding the interpretation, application, and enforcement of current and future PRC laws, rules and regulations.

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

Substantially all of our assets are located in Hong Kong. Moreover, half of our current directors and officers are Chinese nationals or domiciled in mainland China. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our shareholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or mainland China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

In addition, the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. The PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of the PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in the PRC, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside the PRC or otherwise with respect to foreign entities. Although the authorities in the PRC may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within the PRC may further increase difficulties faced by you in protecting your interests.

Risks Related to Our Common Stock

An active market for our common stock may never develop.

If there is a thin trading market or “float” for our common stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

●	our quarterly or annual operating results;

●	changes in our earnings estimates or the failure to accurately forecast and appropriately plan our expenses;

●	failure to achieve our growth expectations;

●	failure to attract customers and retain them;

●	the effect of increased or variable competition on our business;

●	additions or departures of key or qualified personnel;

●	failure to adequately protect our intellectual property;

●	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

●	changes in governmental or other regulations affecting our business;

●	our compliance with governmental or other regulations affecting our business; and

●	changes in global or regional industry, general market, or economic conditions.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes may not be possible to predict and often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company and these fluctuations could materially reduce our stock price.

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

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 82.1% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other shareholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority shareholders.

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

Compliance with these requirements may make it more difficult for our investors to resell their shares of common stock to third parties or to otherwise dispose of them. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The low price of our common stock might have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

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

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

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

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2025 and 2024, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2025, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

To remediate our identified material weaknesses, we plan to adopt measures to improve our internal controls over financial reporting, including, among others: (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen our financial reporting function and to set up a financial and system control framework; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements, (iii) formulating U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, (iv) establishing assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (v) establishing an audit committee of the Board consisting of three committee members meeting independence requirements under the Nasdaq listing rules and SEC rules.

While implementation of the remediation plan remains ongoing, as of the date of this report, we have: (i) hired a qualified full-time Chief Financial Officer of the Company; (ii) established internal audit function by engaging an external consulting firm to assist the Company with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iii) appointed two independent directors and an independent director nominee who will serve on the Board upon the commencement of trading of the shares of common stock of the Company on Nasdaq, to strengthen our corporate governance.

All other actions required to complete our remediation plan remain to be completed at this time. There is no guarantee that we will complete as planned or our efforts will be successful. As of the date of this report, we have not incurred material costs as part of the remediation efforts. Due to the nature of the remediation process and the need for adequate time after implementation to evaluate and test the effectiveness of the implemented controls, we cannot provide an estimate of costs expected to be incurred in connection with implementation of the remediation plan. We expect the remediation to be time-consuming and place significant demands on the Company’s financial and operational resources. We cannot assure you that any measures we may take in the future will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the SEC.

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

We do not foresee paying cash dividends in the near future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the near future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the near future. Moreover, investors may not be able to resell their common stock at or above the price they paid for them.

Our articles of incorporation allow our Board to create a new series of preferred stock without approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without shareholder approval. As a result, our Board could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of an additional series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

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

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the fiscal year ended March 31, 2025.

Item 2. Properties.

Our principal executive office is located at Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong.

We have two office leases, both with a lease term of three years that YeeTah entered into in February 2025 (the “2025 Office Lease”) and in May 2023 (the “2023 Office Lease”). The monthly rent is HK$57,684 and HK$24,783 for the 2023 Office Lease and 2025 Office Lease, respectively. We do not own or lease any other properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTCQB under the symbol “QDMI.” There has been limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED MARCH 31, 2024:
First Quarter	0.10	0.10
Second Quarter	2.70	0.10
Third Quarter	2.70	1.12
Fourth Quarter	1.60	1.12

FISCAL YEAR ENDED MARCH 31, 2025:
First Quarter	15.13	1.21
Second Quarter	3.85	1.04
Third Quarter	4.70	1.94
Fourth Quarter	1.94	1.00

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Shareholders of Record

As of July 10, 2025, we had approximately 380 shareholders of record. Because certain shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders.

(c) Dividends

We are permitted under the Florida law to provide funding to our subsidiaries, including YeeTah, through loans or capital contributions without restrictions on the amount of the funds. There are no restrictions or limitations on our ability to distribute earnings from our businesses, including subsidiaries, to the U.S. investors or our ability to settle amounts owed. YeeTah is permitted under the laws of Hong Kong to provide funding to QDM HK and QDM BVI, the holding company incorporated in Hong Kong and the British Virgin Islands, respectively, through dividend distribution without restrictions on the amount of the funds, subject to availability of distributable profits and sufficient cash to maintain going concern and solvency of YeeTah and any contractual obligations owed to third parties prohibiting or restricting dividend distributions. As of the date of this Report, there has been no dividends or distributions between our holding company and our subsidiaries nor do we expect such dividends or distributions to occur in the near future among our holding company and its subsidiaries.

However, the PRC government has significant authority to intervene or influence operations of an offshore holding company in mainland China at any time, and such oversight may also extend to our Hong Kong operating subsidiary. We cannot assure you that the PRC government will not prevent us from transferring the cash we maintain in Hong Kong outside of Hong Kong, or restrict our ability to deploy our cash into business or to pay dividends. We could also be subject to limitations on the transfer or the use of our cash if we expand our business operations into mainland China or conduct our operations in some other ways such that we become subject to PRC laws that regulate these activities. In addition, if YeeTah incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on our ability to transfer or use our cash could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate paying cash dividends in the near future. The declaration of dividends on any class of shares is within the discretion of the Board, subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong operating subsidiary YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.”

Any future determination related to our dividend policy will be made at the discretion of the Board after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the Board deems relevant, and subject to the restrictions contained in any future financing instruments.

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

Overview

From 2016 to 2020, we were a telemedicine company that provided Connect-a-Doc telemedicine kits to schools. Our services aimed to provide alternatives to schools that desired to provide a higher level of healthcare to their students but were unable to keep a full-time school nurse available. In 2020 this business was discontinued and we became a non-operating “shell” company until our acquisition of YeeTah, as more fully described below.

On October 21, 2020, we entered into the Share Exchange Agreement with QDM BVI, and Huihe Zheng, the sole shareholder of QDM BVI, who is also our principal shareholder and serves as our Chairman and Chief Executive Officer, to acquire all the issued and outstanding capital stock of QDM BVI in exchange for the issuance to Mr. Zheng 900,000 shares of a newly designated Series C Preferred Stock, with each share of Series C Preferred Stock being convertible into approximately 3.67 shares of our Common Stock, subject to certain adjustments and limitations. The Share Exchange closed on October 21, 2020.

As a result of the consummation of the Share Exchange, we acquired QDM BVI and its indirect subsidiary, YeeTah, an insurance brokerage company that primarily markets and sells diversified insurance products, including property, life and social security insurance products, underwritten by insurance companies operating in Hong Kong to individual customers from Hong Kong SAR and mainland China. In addition, as a MPF intermediary, YeeTah also assists its customers with their investment through the MPF and the ORSO in Hong Kong, both of which are retirement protection schemes set up for employees. Following the closing of the transaction, we have assumed the business operations of QDM BVI and its subsidiaries.

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

In March 2023, we consummated the 2023 Offering, in which we issued and sold an aggregate of 289,104,000 shares of common stock at a price of $0.0081 per share to certain investors, generating gross proceeds of $2,339,937.

On October 4, 2023, we sold QDMS to Mr. Zheng for no consideration. As a result of the disposition, the Company recognized a gain of $33,165.

On March 28, 2024, we filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to (i) increase our authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and our authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and (ii) effect a forward split of our issued and outstanding shares of common stock at a ratio of 10-for-1, which became effective as of April 5, 2024. The foregoing amendments were approved by the Board and shareholders holding approximately 60.9% of the voting power of the Company.

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Spilt were split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. On April 4, 2024, the 2024 Forward Stock Split was approved and announced by the Financial Industry Regulatory Authority with an effective date on April 5, 2024. All numbers in this report give effect to the 2024 Forward Stock Split unless indicated otherwise.

On October 4, 2024, we filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to increase our authorized shares of Series B Preferred Stock from 2,000,000 shares to 10,000,000 shares, which became effective as of October 7, 2024. The foregoing amendment was approved by the Board, in accordance with our Articles of Incorporation and the Florida Business Corporation Act.

On October 9, 2024, we entered into the Securities Subscription Agreement with Huihe Zheng, our Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Securities Subscription Agreement, we issued 6,000,000 shares of Series B Preferred Stock to Mr. Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by us to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to us providing for our working capital and general corporate expenses. As a result of the issuance of Series B Preferred Stock to Mr. Zheng, Mr. Zheng beneficially owns 82.1% of the aggregate voting power of us as of the date of this report.

Results of Operations

Years Ended March 31, 2025 and 2024

The following table presents an overview of the results of operations for the years ended March 31, 2025 and 2024:

	For the Year Ended March 31,
	2025	2024
Revenue:
Insurance brokerage services	$7,840,658	$6,366,154
Referral business	540,616	—
Total revenue	8,381,274	6,366,154
Cost of sales	1,064,039	3,912,743
Gross profit	7,317,235	2,453,411

Operating expenses
General & administrative expenses	$1,411,945	$652,836
Total operating expenses	1,411,945	652,836

Income from operations	5,905,290	1,800,575

Total other income	4,423	73,006

Current income tax expenses	1,086,375	309,043

Net income	$4,823,338	$1,564,538

Revenue

Revenue increased by approximately $1.5 million, or 23.2%, for the year ended March 31, 2025 as compared to the same period of 2024. The increase was mainly due to (i) expansion of our collaboration with insurance partners in fiscal year 2025, (ii) increase in the number of insurance policies that generate commissions for us and (ii) the incremental revenue from referral fees paid by a trust company in Hong Kong. This growth was partially offset by the decrease in revenue from one of the existing insurance company partners, as a substantial portion of the revenue from this partner in the fiscal year of 2025 was derived from insurance renewal commissions, which are based on the renewal commission rate that is lower than the first-year commission rate. In addition, we expanded our collaboration with insurance partners in 2025. Moreover, we have strategically expanded our business model by entering into a collaborative partnership with a trust company in Hong Kong. Under this arrangement, we referred clients to the trust company for investment products and, in return, earned commissions based on a percentage of the value of the investment products purchased by the referred clients as revenue.

Cost of sales

The amounts decreased by approximately $2.8 million or 72.8% for the year ended March 31, 2025 as compared to the same period of 2024. The decrease was primarily due to lower referral fees paid. On May 22, 2024, the Hong Kong Insurance Authority issued a circular, which mandated, among other things, that referral fees for introducing clients should not be excessively high and should be consistent with the work the referrers provide. In compliance with this regulatory directive, we lowered our referral fee rates from approximately 52.5% to approximately 10%, which resulted in the significant decrease in cost of sales and increase in revenue.

Gross profit

Gross profit margin increased by approximately 48.8% for the year ended March 31, 2025 as compared to the same period of 2024, which was in line with the significant decrease in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $759,000, or 116.3%, for the year ended March 31, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees and technical representatives and increase in professional fees paid to various service providers.

Other income

Other income decreased by approximately $69,000, or 93.9%, for the year ended March 31, 2025 as compared to the same period of 2024. The income was mainly attributable to the receipt of referral fees from introducing clients to sub-brokers in Macao, partially offset by the payment of bank charges. The change is primarily due to the recognition of a gain from the disposal of subsidiaries during the fiscal year of 2024, with no such income recognized in the same period of 2025, as well as a reduction in referral fees received from sub-brokers.

Current income tax expenses

Current income tax expenses increased by approximately $777,000, or 251.5%, for the year ended March 31, 2025 as compared to the same period of 2024. The change is primarily due to increase in profits in the year ended March 31, 2025.

Net income

As a result of the factors described above, net income for the year ended March 31, 2025 increased by approximately $3.3 million, or 208.3%, as compared to a net income of approximately $1.6 million for the same period for 2024.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2025.

There have been no cash and any asset transactions between QDM and our subsidiaries since the Share Exchange. As of March 31, 2025 and March 31, 2024, we had $8,557,305 and $5,158,223, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

	Year Ended March 31, 2025	Year Ended March 31, 2024
Net cash provided by operating activities	$4,082,303	$2,208,037
Net cash used in investing activities	—	(100,241)
Net cash (used in) provided by financing activities	(683,221)	332,886
Effect of Exchange rate changes on cash	—	(204)
Net increase in cash, cash equivalents	3,399,082	2,440,478
Cash and cash equivalents at beginning of period	5,158,223	2,717,745
Cash and cash equivalents at end of period	$8,557,305	$5,158,223

Operating Activities:

Net cash generated from operating activities was approximately $4.1 million for the year ended March 31, 2025, compared to net cash generated from operating activities of approximately $2.2 million for the same period in 2024, representing an increase of approximately $1.9 million in the net cash inflow in operating activities. The increase in net cash generated from operating activities was primarily due to an increase of net income of approximately $3.3 million in the year ended March 31, 2025 as compared to the same period of 2024. The significant increase in net income was primarily driven by a substantial reduction in cost of sales, which was mainly attributable to lower referral fees paid to the referrers. The increase in operating cash flow also reflects the following major working capital changes:

(1)	Increase in accounts receivable resulted in an approximately $1.5 million cash outflow for the year ended March 31, 2025 compared to an approximately $108,000 cash inflow for the same period of 2024, which led to an approximately $1.6 million increase in net cash outflow from operating activities.

(2)	Decrease in accounts payable and accrued liabilities resulted in an approximately $281,000 cash outflow for the year ended March 31, 2025 compared to an approximately $344,000 cash inflow for the same period of 2024, which led to an approximately $625,000 increase in net cash outflow from operating activities.

(3)	Increase in short-term and long-term prepaid expenses resulted in an approximately $68,000 cash outflow for the year ended March 31, 2025 compared to an approximately $116,000 cash outflow for the same period of 2024, which led to an approximately $48,000 decrease in net cash outflow from operating activities. The increase in prepaid expenses was primarily due to a substantial commission prepayment to a newly contracted referrer. During this period, the Company prepaid HK$1,000,000 (US$128,205) to this referrer for future referral fees payable. As of March 31, 2025, the outstanding prepaid balance to this referrer was HK$773,116 (US$99,117), and the prepaid amount was subsequently fully credited against the referral fees payable to the referrer in April 2025.

(4)	Increase in income tax payable resulted in an approximately $1.1 million cash inflow for the year ended March 31, 2025 compared to an approximately $309,000 cash inflow for the same period of 2024, which led to an approximately $777,000 increase in net cash inflow from operating activities.

Investing Activities:

Net cash used in investing activities was nil for the year ended March 31, 2025 compared to net cash used in investing activities of approximately $100,000 for the same period of 2024. Net cash used in investing activities for the year ended March 31, 2024 was solely attributable to acquisitions of fixed assets and disposition of subsidiaries.

Financing Activities:

Net cash used in financing activities was approximately $683,000 for the year ended March 31, 2025, which was solely attributable to the net repayment to related parties.

Net cash generated from financing activities was approximately $333,000 for the year ended March 31, 2024, which was fully attributable to shareholder advances to the Company during the period.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of March 31, 2025 are summarized as follows:

Operating lease

	2023 Office Lease	2025 Office Lease	Total
2026	88,744	38,128	126,872
2027	6,441	38,128	44,569
2028	—	31,773	31,773
Total future minimum lease payments	$95,185	$108,029	$203,214
Less: imputed interest	(5,457)	(11,249)	(16,706)
Total operating lease liability	$89,728	$96,780	$186,508
Less: operating lease liability - current	83,342	31,783	115,125
Total operating lease liability – non current	$6,386	$64,997	$71,383

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

Off-balance Sheet Commitments and Arrangements

As of March 31, 2025, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company”

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in this Report as set forth in the “Index to Financial Statements” which appears on page F-1 of this Report, after the signature pages of this Report, and is incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Under the supervision of our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2025: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

To remediate our identified material weaknesses, we plan to adopt measures to improve our internal controls over financial reporting, including, among others: (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen our financial reporting function and to set up a financial and system control framework; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements, (iii) formulating U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, (iv) establishing assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (v) establishing an audit committee of the Board consisting of three committee members meeting independence requirements under the Nasdaq listing rules and SEC rules.

While implementation of the remediation plan remains ongoing, as of the date of this report, we have: (i) hired a qualified full-time Chief Financial Officer of the Company; (ii) established internal audit function by engaging an external consulting firm to assist the Company with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iii) appointed an independent director and an independent director nominee who will serve on the Board upon the commencement of trading of the shares of common stock of the Company on Nasdaq, to strengthen our corporate governance.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors, director nominee and executive officers of the Company as of the date of this Report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified.

Name	Age	Positions
Huihe Zheng	44	Chairman of the Board, Chief Executive Officer and President
Wei Li	40	Chief Financial Officer and Secretary
Timothy Miles	78	Director
Fawn Ren	51	Director
Lei Sun	46	Director Nominee

Biographical Information

Huihe Zheng has more than twenty years of experience in investment and wealth management. Mr. Zheng has served as Chairman of Shanghai Dingchan Industrial Co., Ltd., a company primarily engaged in wholesale and distribution of computer equipment and components since he founded the company in November 2013. Mr. Zheng has served as Chief Executive Officer and Chairman of Shanghai Hewu Investment Management Co., Ltd., an investment company, since he founded the company in January 2016. Mr. Zheng served as a director, Chief Executive Officer and President of 24/7 Kid from March 2020 to its dissolution in September 2022. From 1999 to 2016, Mr. Zheng primarily focused on securities trading in stock markets in China and abroad for his own account. We believe Mr. Zheng’s experience in business management, investment and capital market qualifies him to serve on the Board.

Wei Li has served as the Chief Financial Officer and Secretary of the Company since August 5, 2024. Ms. Li has over 15 years of experience in accounting and management. Since October 2019, Ms. Li has been a Partner and the Chief Financial Officer of Beyond Consultancy Corporation, a company that provides capital market solutions for companies planning to go public, assists companies in the preparation of their financial statements in accordance with U.S. GAAP and provides consultation on accounting related matters. Since July 2025, Ms. Li has served as director of MaxsMaking Inc. (Nasdaq: MAMK), a China-based company focusing on manufacturing customized consumer goods. From August 2023 to May 2024, Ms. Li served as Chief Financial Officer of Hongchang International Co., Ltd (OTC: HCIL), a company engaged in international food trade and processing, where she was responsible for the relevant matters during the reverse merger of the company. From April 2018 to February 2021, Ms. Li served as the Chief Financial Officer of Heyu Biological Technology Corporation (OTC: HYBT), a Malaysian company specializing in cancer cell therapy, where she oversaw the financial management matters of the company. From March 2018 to September 2019, Ms. Li served as an independent director of Dragon Victory International Limited (Nasdaq: LYL), a China-based crowdfunding platform company. From December 2011 to July 2017, she served as the Chief Financial Officer of China Education Alliances, Inc. (formerly NYSE: CEU), an online education company, where she oversaw the financial management matters of the company. From August 2010 to December 2011, Ms. Li worked as a senior consultant with PricewaterhouseCoopers, an international leading management consulting firm, where she focused on risk and control functions and provided audit, internal control advice and SOX compliance services to both public and private companies. From March 2006 to July 2010, Ms. Li served as senior auditor and tax advisor at RB Accountants, an accounting firm in Australia, where she provided financial auditing, planning and tax advice to both local and multinational companies. Ms. Li held a bachelor’s degree in Business (Accountancy) from Queensland University Technology in Australia in 2006. She has been a certified public accountant in Australia since 2010, and became a Fellow of Certified Practice Accountant (FCPA) in 2024.

Timothy Miles has been the president and owner of Happiness Now Hypnosis, a hypnotherapy company, since 2016. Mr. Miles has served as a director of the Company since January 2020. From 1999 through 2016, Mr. Miles was the president of Littlepond Enterprises, Inc., a business consulting firm. Mr. Miles attended the University of California at Davis, but did not receive a degree. We believe Mr. Miles’ decades’ experience in business management and consulting qualifies him to serve on the Board.

Fawn Ren has served as a director of the Company since November 6, 2024. Ms. Ren has more than 13 years’ experience in business consulting, management and financial services. Since September 2021, Ms. Ren has served as a Senior Manager at international client services group at PwC Cyprus, a regional member firm of PricewaterhouseCoopers International Limited, a global professional service group. From September 2018 to August 2021, Ms. Ren served as a Manager at private wealth group at PwC Cyprus. From December 2014 to August 2018, Ms. Ren was a Senior Associate I and II with private wealth group and assurance group at PwC Cyprus. From August 2011 to November 2014, Ms. Ren was an Associate with assurance and asset management group at PwC Boston. Ms. Ren holds a bachelor’s degree in Economics from University of Iowa and a Master’s degree in Accounting from Bentley University. We believe Ms. Ren’s decades’ experience in financial and accounting services and business consulting qualifies her to serve on the Board.

Lei Sun will serve as a member of our board of directors upon commencement of trading of our shares of common stock on Nasdaq. Ms. Sun has extensive experience in management, corporate finance, accounting, and corporate governance. Since June 2021, Mr. Sun has served as the executive director of Brickhill Capital (CY) Ltd, a regional branch in Cyprus of a multinational professional services provider specializing in investment, trading and brokerage, where she leads the local operation team and is responsible for the management and development strategy of the company. From December 2014 to June 2021, Ms. Sun served as the China general manager of Brickhill Capital Ltd in China, where she was responsible for strategic development, financial control and budgeting and business development. From December 2013 to December 2014, Ms. Sun served as the China Region Leader of Forex Time Ltd, a company specialized in services related to foreign currency exchange, where she was responsible for establishing the sales team and for business development in China. Between 2007 through December 2013, Ms. Sun worked in management, business development and marketing positions at various companies in Cyprus. Ms. Sun received her bachelor’s degree in Business Law, Business Communication and International Trade from China International Business College in 1999 and a diploma in Business, Marketing and Public Relations and Accounting from Cyprus CTL Eurocollege in 2003. We believe that Ms. Sun is qualified to serve as a director on the Board, based on her decades of experience in corporate finance, management and corporate governance.

Director Independence

We are not currently listed on a national stock exchange and not required to maintain a majority of independent directors.

Family Relationships

There are no family relationships among our directors and executive officers.

The Board and Committees

We are not required to maintain a majority of independent directors under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange. Our Board does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of its common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that all reports applicable to our executive officers, directors and greater than ten percent beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except that Ruiyin Capital Ltd filed a late Form 4 on August 20, 2024, Bakelai Capital Ltd filed a late Form 4 on August 22, 2024, Wei Li filed a late Form 3 on August 22, 2024, and Huihe Zheng filed a late Form 4 on August 11, 2024.

Item 11. Executive Compensation.

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2025 and 2024.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huihe Zheng	2025	—	—	—	—	—	—
Chief Executive Officer and Chairman	2024	—	—	—	—	—	—

Wei Li	2025	78,710		—	—		78,710
Chief Financial Officer	2024	—		—	—	—	—

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

Employment Agreement with Wei Li

Effective as of August 5, 2024, the Company and Ms. Li entered into an employment agreement (the “Li Agreement”). Under the Li Agreement, Ms. Li is entitled to an annual salary of $120,000 (which shall increase to $150,000 per year commencing upon the listing of the Company’s securities on Nasdaq) for her services as the Chief Financial Officer of the Company. She is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Pursuant to the Li Agreement, the Company may terminate Ms. Li’s employment for cause, at any time, without notice or remuneration, for certain acts, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to the detriment of the Company, or misconduct or a failure to perform agreed duties and such failure continuing after she is afforded not less than fifteen (15) days to cure such failure. In such case, Ms. Li will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and her right to all other benefits will terminate, except as required by any applicable law. The Company may also terminate Ms. Li’s employment without cause upon 30 days’ advance written notice. In such case of termination by the Company, Ms. Li will be entitled to the amount of base salary earned and not paid prior to termination.

Pursuant to the Li Agreement, Ms. Li may terminate her employment at any time with 30 days’ prior written notice to the Company without cause or if (1) there is a material reduction in her authority, duties and responsibilities unless such reduction was made with her consent, or (2) there is a material reduction in her annual salary. Upon her termination of the employment due to any aforementioned reasons, the Company shall provide compensation to Ms. Li the equivalent to one month of her base salary that she is entitled to immediately prior to such termination.

The Li Agreement also contains customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

We presently do not have any other employment agreements with our other executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal year ended March 31, 2025.

Name and Principal Position(2)	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Timothy Miles	2025	12,015	—	—	—	—	—	12,015

Fawn Ren	2025	5,000	—	—	—	—	—	5,000

Ms. Ren, who was appointed as our director on November 6, 2024, is entitled to an annual cash compensation of $12,000 for each calendar year of service as director. Ms. Ren is also entitled to reimbursement for reasonable, pre-approved expenses incurred by her in connection with the performance of her responsibilities as our director.

We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity, although we may choose to adopt a policy in the future. Salaries are established by our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of July 10, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each of the Company’s named executive officers, directors and director nominee; and

●	all executive officers and directors as a group. Beneficial ownership of shares and percentage ownership are determined in accordance with the SEC’s rules.

Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. The percentage of class is based on 291,563,930 shares of common stock, 6,013,500 shares of Series B Preferred Stock, and 531,886 shares of Series C Preferred Stock issued and outstanding as of July 10, 2025.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong.

Name of Beneficial Owner 5% shareholders	Shares of Common Stock	Percentage of Shares of Common Stock	Shares of Series B Preferred Stock(1)	Percentage of Shares of Series B Preferred Stock(1)	Shares of Series C Preferred Stock Owned(2)	Percentage of Shares of Series C Preferred Stock(2)	Percentage of Aggregate Voting Power
Huili Shen(3)	50,001,670	17.2%	—	—	—	—	5.6%
Morgan Capital Limited(3)	50,000,000	17.2%	—	—	—	—	5.6%
Goldman Sachs Capital Limited(4)	26,240,754	9.0%	—	—	—	—	2.9%
Barclays Capital Limited (5)	26,240,754	9.0%	—	—	—	—	2.9%
Directors and Officers
Huihe Zheng	131,738,100	45.2%	6,013,500	100%	531,886	100%	82.1
Wei Li	—	—	—	—	—	—	—
Fawn Ren	—	—	—	—	—	—	—
Timothy Miles	81,670	*	—	—	—	—	*
Director Nominee
Lei Sun	—	—	—	—	—	—	—
All officers, director nominee and directors as a group (five persons)	131,819,707	45.2%	6,013,500	100%	531,886	100%	82.1%

*	Less than 1%

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for shareholder approval.

(2)	Each share of Series C Preferred Stock entitles the holder to approximately 3.67 votes on all corporate matters submitted for shareholder approval.

(3)	50,000,000 shares of common stock directly held by Morgan Capital Limited, of which Huili Shen, our former director, is the sole shareholder and director and holds the voting and dispositive power over the shares of common stock held by such entity. The address for this shareholder is Rm 4F, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(4)	Erkai Wang is the sole shareholder and director of Goldman Sachs Capital Limited. The address for this shareholder is Rm 4G, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

(5)	Shimei Zhou is the sole shareholder and director of Barclays Capital Limited. The address for this shareholder is Rm 4, 15/F, Sunwise Industrial Building, 16-26 Wang Wo Tsai Street, Tsuen Wan, Hong Kong.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

We had the following related party transactions for the fiscal years ended March 31, 2025 and 2024:

(i)	During the year ended March 31, 2025, Huihe Zheng advanced $129,056 (2024: $244,313) to the Company to support its operations.

(ii)	During the year ended March 31, 2025, the Company repaid $812,277 (2024: nil) to Huihe Zheng.

(ii)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of $600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Huihe Zheng	—	1,283,221
Total	—	1,283,221

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, during the fiscal years ended March 31, 2025 and 2024 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2024	2024
Audit Fees	$115,000	$70,000
Audit-Related Fees		—
Tax Fees		—
All Other Fees		—
Total	$115,000	$70,000

Pre-Approval Policies and Procedures

Our Board is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related party transactions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-16 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021)
3.3	Certificate of Designation of Series C Convertible Preferred Stock filed on October 8, 2020 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
3.4	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
3.5	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)
3.6	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on July 1, 2024)
10.1+	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.2+	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.3+	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.4	Director Offer Letter, dated November 6, 2024, by and between the Company and Fawn Ren (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2024)
10.5	Employment Agreement, dated August 5, 2024, by and between the Company and Wei Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.6	Securities Subscription Agreement, dated October 9, 2024, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on July 1, 2024)
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: July 10, 2025	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer and President	July 10, 2025
Huihe Zheng	(principal executive officer)

/s/ Wei Li	Chief Financial Officer and Secretary	July 10, 2025
Wei Li	(principal accounting and financial officer)

/s/ Timothy Miles	Director	July 10, 2025
Timothy Miles

/s/ Fawn Ren	Director	July 10, 2025
Fawn Ren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

QDM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QDM International Inc. and its subsidiaries (“the Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021
Denver, Colorado
July 10, 2025

999 18th Street, Suite 3000, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.

QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND 2024

	March 31, 2025	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$8,557,305	$5,158,223
Accounts receivable	1,702,217	183,612
Prepaid expenses and deposits	144,768	103,403
Total current assets	10,404,290	5,445,238

Right of use assets – operating lease	185,662	196,141
Long-term prepaid expenses and deposits	86,316	59,583
Property and equipment, net	33,030	75,327

Total assets	$10,709,298	$5,776,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$286,074	$566,780
Operating lease liabilities - current	115,125	109,556
Income tax payable	1,395,418	309,043
Due to related party	—	1,283,221

Total current liabilities	1,796,617	2,268,600

Operating lease liabilities – non current	71,383	89,729
Total liabilities	1,868,000	2,358,329

Stockholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,545,386 and 545,386 issued and outstanding as of March 31, 2025 and 2024, respectively	654	54
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 shares issued and 291,563,930 shares outstanding as of March 31, 2025 and 2024, respectively	3,519	3,519
Treasury stock, 4,730 and 4,730 shares at cost	(60,395)	(60,395)
Additional paid-in capital	12,500,631	11,901,231
Accumulated deficit	(3,603,111)	(8,426,449)
Total stockholders’ equity	8,841,298	3,417,960

Total liabilities and stockholders’ equity	$10,709,298	$5,776,289

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	For the Years Ended March 31,
	2025	2024

Revenue	$8,381,274	$6,366,154
Cost of sales	1,064,039	3,912,743
Gross profit	7,317,235	2,453,411

Operating expenses
General & administrative expenses	$1,411,945	$652,836
Total operating expenses	1,411,945	652,836

Income from operations	5,905,290	1,800,575

Other (income) expense
Finance costs	(5,426)	(951)
Gain from disposition of subsidiaries	—	33,165
Other income, net	9,849	40,792
Total other income	4,423	73,006

Income before income taxes	5,909,713	1,873,581

Current income tax expense	1,086,375	309,043

Net income	$4,823,338	$1,564,538

Other comprehensive income
Currency translation adjustment	—	(1,670)
Total comprehensive income	$4,823,338	$1,562,868

Earnings per share of common stock:
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

Weighted average basic & diluted shares outstanding:
Preferred	3,405,660	545,386
Common	291,559,200	291,559,200

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

										Accumulated
				Preferred	Common		Additional			Other
	Preferred	Common	Treasury	Stock	Stock	Treasury	Paid-in	Subscription	Accumulated	Comprehensive
	Stock	Stock	Stock	Amount	Amount	Amount	Capital	Receivable	Deficit	Income	Total
Balance March 31, 2023	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(48,718)	$(9,990,987)	$1,670	$1,806,374
Net income	—	—	—	—	—	—	—	—	1,564,538	—	1,564,538
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Offset with due to related party balance	—	—	—	—	—	—	—	48,718	—	—	48,718
Balance March 31, 2024	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$—	$(8,426,449)	$—	$3,417,960
Net income	—	—	—	—	—	—	—	—	4,823,338	—	4,823,338
Offset with due to related party balance	6,000,000	—	—	600	—	—	599,400	—	—	—	600,000
Balance March 31, 2025	6,545,386	291,563,930	(4,730)	$654	$3,519	(60,395)	$12,500,631	$—	$(3,603,111)	$—	$8,841,298

*Retrospectively applied for effect of Forward stock split on April 5, 2024

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net income	$4,823,338	$1,564,538
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	42,297	35,622
Gain from disposition of subsidiaries	—	(33,165)
Non-cash lease expenses	10,479	(120,585)
Changes in working capital:
Accounts receivable	(1,518,605)	108,288
Prepaid expenses and deposit	(41,365)	(84,548)
Long-term prepaid expenses and deposit	(26,733)	(31,862)
Accounts payable & accrued liabilities	(280,706)	344,028
Income tax payable	1,086,375	309,043
Due to a related party	—	(8,807)
Operating lease liabilities	(12,777)	125,485
Net cash provided by operating activities	4,082,303	2,208,037

Cash flows from investing activities:
Purchase of property and equipment	—	(92,693)
Disposition of subsidiaries	—	(7,548)
Net cash used in investing activities	—	(100,241)

Cash flows from financing activities:
Net (repayment to) proceeds from related parties	(683,221)	332,886
Net cash (used in) provided by financing activities	(683,221)	332,886

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(204)
NET INCREASE IN CASH	3,399,082	2,440,478
CASH, BEGINNING OF PERIOD	$5,158,223	$2,717,745
CASH, END OF PERIOD	8,557,305	5,158,223

SUPPLEMENTAL DISCLOSURES:
Non-cash offset of subscription receivable with due to related party balance	$—	$48,718
ROU obtained in exchange for new operating lease	$101,843	$220,975
Issuance of Series B preferred stock to offset due to related party balance	$600,000	$—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates as of March 31, 2025 and March 31, 2024: discount rate used in calculation of right-of-use assets and lease liability, valuation assumptions in performing asset impairment tests of long-lived assets, etc.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2025 and 2024.

Measurement of credit losses on financial instruments

On April 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments,” for financial assets at amortized cost including accounts receivable, refundable deposits. This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2025, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

During the year ended March 31, 2025, the two largest customers accounted for 68.1% and 12.1% of the Company’s total revenue respectively. During the year ended March 31, 2024, the largest customer accounted for 96.5% of the Company’s total revenue.

During the year ended March 31, 2025, the three largest suppliers (sub-brokers) accounted for 70.3%, 7.9% and 5.5% of the Company’s total costs of sale respectively. During the year ended March 31, 2024, the three largest suppliers (sub-brokers) accounted for 51.6%, 27.7% and 15.4% of the Company’s total costs of sale respectively.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the years ended March 31, 2025 and 2024 and there was no allowance for credit loss as of March 31, 2025 and 2024.

Revenue Recognition

The Company generates revenue primarily through insurance brokerage services and referral business in Hong Kong. The Company sells insurance products underwritten by insurance companies operating in Hong Kong to its individual customers and is compensated for its services by commissions paid by insurance companies, typically based on a percentage of the premium paid by the insured. In addition, the Company has entered into a collaborative partnership with a trust company in Hong Kong. Under this arrangement, the Company referred clients to the trust company for investment products and, in return, earned commissions based on a percentage of the value of the investment products purchased by the referred clients as revenue.

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

Insurance brokerage services

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

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s referral services occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. At that point, the Company has satisfied its performance obligation and recognizes revenue.

A summary of the Company’s gross revenues disaggregated by major service lines for the years ended March 31, 2025 and 2024, respectively, are as follows:

	Fiscal Year Ended March 31, 2025		Fiscal Year Ended March 31, 2024
Service Type	Revenue (US$)	Percentage of Revenue	Revenue (US$)	Percentage of Revenue
Insurance brokerage services	7,840,658	93.5%	6,366,154	100.0%
Referral business	540,616	6.5%	—	0.0%
Total Revenue	8,381,274	100.0%	6,366,154	100.0%

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2025 and March 31, 2024.

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

There were no impairment losses for the years ended March 31, 2025 and 2024.

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

General and administrative expenses

General and administrative expenses primarily include staff cost, consulting and professional fees, rent and rates, depreciation, travelling and transportation, insurance, and other miscellaneous administrative expenses.

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

3. Equity

2024 Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1 (the “Forward Stock Split”). As a result of the Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Spilt are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. The Forward Stock Split has been retrospectively applied to the financial statements for the fiscal years ended March 31, 2024.

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

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2025, there were 291,563,930 shares of common stock, 6,013,500 shares of Series B Preferred Stock and 531,886 shares of Series C Preferred Stock issued and outstanding.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2025.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)	During the year ended March 31, 2025, Huihe Zheng advanced $129,056 (2024: $244,313) to the Company to support its operations.

(ii)	During the year ended March 31, 2025, the Company repaid $812,277 (2024: nil) to Huihe Zheng.

(iii)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of $600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Due to Related Party Balance

The Company’s due to related party balance is as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Huihe Zheng	—	1,283,221
Total	—	1,283,221

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

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2025 (2024: 21%).

Reconciliation of the differences between statutory tax rate and the effective tax rate

The Company operates in serval tax jurisdictions. Therefore, its income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the US statutory income tax rates to the Company’s pre-tax income as follows:

	March 31, 2025	March 31, 2024
	US$	US$
Income before income tax expenses	5,909,713	1,873,581
US federal statutory income tax rate	21%	21%
Income tax calculated at statutory rate	1,241,040	393,452
Decrease in income tax expense resulting from:
Rate differences in various jurisdictions	22,003	(14,208)
Non-deductible expenses	8,882	7,481
Loss carried forward	(164,396)	(50,107)
Additional tax reduction related to HK two-tiered profits tax regime	(21,154)	(27,575)
Income tax expense	1,086,375	309,043

As of March 31, 2025 and 2024, there was net operating loss (“NOL”) carryforward of $314,637 and $150,241 respectively and they can be carried forward indefinitely. Fully valuation allowance has been provided to these NOLs as of March 31, 2025 and 2024 as the Company did not believe these NOLs will more likely than not be realized in foreseeable future.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

6. General and Administrative Expenses

	March 31, 2025	March 31, 2024
	US$	US$
Staff cost	440,216	181,003
Consulting and professional fees	702,705	235,046
Rent and rates	167,162	158,095
Depreciation	42,297	35,622
Traveling and transportation	24,320	18,702
Insurance	17,659	6,390
Others	17,586	17,978
Total	1,411,945	652,836

7. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in April 2023 (the “2023 Office Lease”) and in February 2025 (the “2025 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of March 31, 2025.

Operating lease

The 2023 Office Lease has a remaining lease term of the operating lease of 1.1 years and discount rate used for the operating lease is 10.34%.

The 2025 Office Lease has a remaining lease term of the operating lease of 2.9 years and discount rate used for the operating lease is 7.7%.

During the years ended March 31, 2025 and 2024, the operating lease expense recognized was $127,946 and $121,980 respectively.

	2023 Office Lease	2025 Office Lease	Total
2026	88,744	38,128	126,872
2027	6,441	38,128	44,569
2028	—	31,773	31,773
Total future minimum lease payments	$95,185	$108,029	$203,214
Less: imputed interest	(5,457)	(11,249)	(16,706)
Total operating lease liability	$89,728	$96,780	$186,508
Less: operating lease liability – current	83,342	31,783	115,125
Total operating lease liability – non current	$6,386	$64,997	$71,383

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2025, the Company is not a party to any material legal or administrative proceedings.

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.