Form 10-Q
period 2025-06-30
QDM International Inc.
filed 2025-08-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 291,563,930 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2025

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,409,685	$8,557,305
Accounts receivable	667,212	1,702,217
Prepaid expenses and deposits	179,792	144,768
Deferred offering cost	40,000	—
Total current assets	13,296,689	10,404,290

Right of use assets – operating lease	158,522	185,662
Long-term prepaid expenses and deposits	26,733	86,316
Property and equipment, net	22,267	33,030

Total assets	$13,504,211	$10,709,298

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$479,003	$286,074
Operating lease liabilities - current	91,516	115,125
Income tax payable	1,839,426	1,395,418

Total current liabilities	2,409,945	1,796,617

Operating lease liabilities – non current	56,663	71,383
Total liabilities	2,466,608	1,868,000

Shareholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,545,386 and 6,545,386 issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	654	654
Common stock, $0.0001 par value, 700,000,000 shares authorized, 291,563,930 shares issued and 291,563,930 shares outstanding as of June 30, 2025 and March 31, 2025, respectively	3,519	3,519
Treasury stock, 4,730 and 4,730 shares at cost	(60,395)	(60,395)
Additional paid-in capital	12,500,631	12,500,631
Accumulated deficit	(1,406,806)	(3,603,111)
Total shareholders’ equity	11,037,603	8,841,298

Total liabilities and shareholders’ equity	$13,504,211	$10,709,298

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Revenue	$3,594,997	$964,265
Cost of sales	638,178	178,632
Gross profit	2,956,819	785,633

Operating expenses
General & administrative expenses	367,194	248,779
Total operating expenses	367,194	248,779

Income from operations	2,589,625	536,854

Other income (expense)
Finance costs	(1,718)	(977)
Other income, net	52,406	9,784
Total other income	50,688	8,807

Income before income taxes	2,640,313	545,661

Current income tax expense	444,008	86,281

Net income	$2,196,305	$459,380

Earnings per share of common stock:
Basic earnings per share	$0.008	0.002
Diluted earnings per share	$0.008	0.002

Weighted average basic & diluted shares outstanding:
Preferred	6,545,386	545,386
Common	291,559,200	291,559,200

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Accumulated Deficit	Total
March 31, 2024	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(8,426,449)	$3,417,960
Net income	—	—	—	—	—	—	—	459,380	459,380
June 30, 2024 (Unaudited)	545,386	291,563,930	(4,730)	$54	$3,519	(60,395)	$11,901,231	$(7,967,069)	$3,877,340

March 31, 2025	6,545,386	291,563,930	(4,730)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298
Net income	—	—	—	—	—	—	—	2,196,305	2,196,305
June 30, 2025 (Unaudited)	6,545,386	291,563,930	(4,730)	$654	$3,519	(60,395)	$12,500,631	$(1,406,806)	$11,037,603

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,196,305	$459,380
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,763	10,492
Non-cash lease expenses	27,140	27,625
Changes in working capital:
Accounts receivable	1,035,005	(483,510)
Prepaid expenses	(35,024)	(10,244)
Long-term prepaid expenses	59,583	—
Accounts payable & accrued liabilities	192,929	133,650
Income tax payable	444,008	86,281
Operating lease liabilities	(38,329)	(28,241)
Net cash provided by operating activities	3,892,380	195,433

Cash flows from investing activities:
None during the period	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net proceeds from related parties	—	129,056
Payment for offering cost	(40,000)	(37,500)
Net cash (used in) provided by financing activities	(40,000)	91,556

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,852,380	286,989
CASH AND EQUIVALENTS BEGINNING OF PERIOD	$8,557,305	$5,158,223
CASH, END OF PERIOD	12,409,685	5,445,212

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three months ended June 30, 2025 and 2024. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the operating results for any subsequent quarterly period for the rest of the fiscal year ended on March 31, 2026, the full year ending March 31, 2026, or future periods. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2025.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2025 and 2024, and the year ended March 31, 2025.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2025, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three months ended June 30, 2025 and 2024 and there was no allowance for credit loss as of June 30, 2025 and March 31, 2025.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, incremental offering costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. These costs include legal fees related to the registration drafting and counsel, consulting fees related to the registration preparation, SEC filing and print related costs, exchange uplisting costs, and road show related costs. In the event the offering is unsuccessful or aborted, the costs will be expensed.

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

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s referral services occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. At that point, the Company has satisfied its performance obligation and recognizes revenue. For the three months ended June 30, 2025 and 2024, there was no revenue generated from referral business.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and lease liabilities. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the year end as the interest rates used to discount the host contracts approximate market rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2025 and March 31, 2025.

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

There were no impairment losses for the three months ended June 30, 2025 and 2024.

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

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2025, there were 291,563,930 shares of common stock, 6,013,500 shares of Series B Preferred Stock and 531,886 shares of Series C Preferred Stock issued and outstanding.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2025.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)	During the three months ended June 30, 2025, Huihe Zheng advanced nil (2024: $129,056) to the Company to support its operations.

Due to Related Party Balance

As of June 30, 2025 and March 31, 2025, the Company did not have any amounts due to related parties.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in April 2023 (the “2023 Office Lease”) and in February 2025 (the “2025 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of June 30, 2025.

Operating lease

The 2023 Office Lease has a remaining lease term of the operating lease of 0.8 years and discount rate used for the operating lease is 10.34%.

The 2025 Office Lease has a remaining lease term of the operating lease of 2.6 years and discount rate used for the operating lease is 7.7%.

During the three months ended June 30, 2025 and 2024, the operating lease expense recognized was $31,102 and $32,113, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on its business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2025, the Company is not a party to any material legal or administrative proceedings.

7. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

QDM International Inc. is a holding company incorporated in Florida with no material operations of its own, and conducts business through our indirectly wholly owned subsidiary, Hong Kong YeeTah Insurance Broker Limited (“YeeTah”), primarily in Hong Kong.

YeeTah sells a wide range of insurance products consisting of two major categories: (i) life and medical insurance, such as individual life insurance; and (ii) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a MPF intermediary, YeeTah is also licensed to provide customers with assistance on account opening and related services under the MPF and the ORSO schemes in Hong Kong, which are retirement protection schemes set up for employees who are Hong Kong residents.

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

In December 2023, we strategically expanded our business model by entering into a collaborative partnership with a trust company in Hong Kong. This partnership allows us to refer potential clients, who are part of our growing customer base, to the trust company for asset management services. In return for these referrals, we earn commissions based on a percentage of the value of the investment products purchased by the referred clients. This mutually beneficial arrangement enables us to diversify our revenue streams while providing additional value to our customers by connecting them with trusted investment opportunities.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table presents an overview of our results of operations for the three months ended June 30, 2025 and 2024:

	For The Three Months Ended	For The Three Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Revenue	$3,594,997	964,265
Cost of sales	638,178	178,632
Gross profit	2,956,819	785,633

Operating expenses:
General & administrative expenses	367,194	248,779
Total operating expenses	367,194	248,779

Income from operations	2,589,625	536,854

Total other income	50,688	8,807

Current income tax expenses	444,008	86,281

Net income	$2,196,305	$459,380

Revenue

Revenue increased by approximately $2.6 million, or 272.8%, for the three months ended June 30, 2025 as compared to the same period of 2024. The increase was mainly due to: (i) the expansion of our collaboration with insurance partners during the three months ended June 30, 2025; (ii) an increase in the number of insurance policies that generate commissions for us; and (iii) an increase in commission rate.

Cost of sales

Cost of sales increased by approximately $460,000, or 257.3%, for the three months ended June 30, 2025 as compared to the same period of 2024. The increase was in line with the significant increase in revenue.

Gross profit

Gross profit margin increased by approximately 0.8% for the three months ended June 30, 2025 as compared to the same period of 2024.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $118,000, or 47.6%, for the three months ended June 30, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees, increase in professional fees paid to various service providers, and increased travelling and transportation expenses.

Other income

Other income increased by approximately $42,000, or 475.5%, for the three months ended June 30, 2025 as compared to the same period of 2024. For the three months ended June 30, 2025, other income was mainly attributable to interest income from time deposits. For the same period in 2024, other income was mainly attributable to the receipt of referral fees from introducing clients to sub-brokers. The change is primarily due to the interest income from time deposit recognized during the fiscal year of 2025, with no such income recognized in the same period of 2024.

Current income tax expenses

Current income tax expenses increased by approximately $358,000, or 414.6%, for the three months ended June 30, 2025 as compared to the same period of 2024. The change is primarily due to increase in profits in the three months ended June 30, 2025.

Net income

As a result of the factors described above, net income for the three months ended June 30, 2025 increased by approximately $1.7 million, or 378.1%, as compared to the same period of 2024.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2025 and 2024, and the year ended March 31, 2025.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities. As of June 30, 2025 and March 31, 2025, we had $12,409,685 and $8,557,305, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2025.

The table below shows our cash flow for the periods indicated:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net cash provided by operating activities	$3,892,380	$195,433
Net cash used in investing activities	—	—
Net cash (used in) provided by financing activities	(40,000)	91,556
Net increase in cash and cash equivalents	3,852,380	286,989
Cash and cash equivalents at beginning of period	8,557,305	5,158,223
Cash and cash equivalents at end of period	$12,409,685	$5,445,212

Operating Activities:

Net cash generated from operating activities was approximately $3.9 million for the three months ended June 30, 2025, compared to net cash generated from operating activities of approximately $195,000 for the same period in 2024, representing an increase of approximately $3.7 million in the net cash inflow in operating activities. The increase in net cash generated from operating activities was primarily due to an increase of net income of approximately $1.7 million in the three months ended June 30, 2025 as compared to the same period of 2024. The increase in operating cash flow also reflects the following major working capital changes:

(1)	Decrease in accounts receivable resulted in an approximately $1.0 million cash inflow for the three months ended June 30, 2025 compared to an approximately $484,000 cash outflow for the same period of 2024, which led to an approximately $1.5 million increase in net cash inflow in operating activities.

(2)	Increase in accounts payable and accrued liabilities resulted in an approximately $193,000 cash inflow for the three months ended June 30, 2025 compared to an approximately $134,000 cash inflow for the same period of 2024, which led to an approximately $59,000 increase in net cash inflow from operating activities.

(3)	Decrease in short-term and long-term prepaid expenses resulted in an approximately $25,000 cash inflow for the three months ended June 30, 2025 compared to an approximately $10,000 cash outflow for the same period of 2024, which led to an approximately $35,000 increase in net cash inflow from operating activities.

(4)	Increase in income tax payable resulted in an approximately $444,000 cash inflow for the three months ended June 30, 2025 compared to an approximately $86,000 cash inflow for the same period of 2024, which led to an approximately $358,000 increase in net cash inflow from operating activities.

Investing Activities:

No cash was used in investing activities during the three months ended June 30, 2025 and 2024.

Financing Activities:

Net cash used in financing activities was approximately $40,000 for the three months ended June 30, 2025, which was solely attributable to the payment for certain fees incurred for the public offering of the shares of common stock on Nasdaq.

Net cash provided by financing activities was approximately $92,000 for the three months ended June 30, 2024, which was derived from the proceeds borrowed from related parties of approximately $129,000, partially offset by payment for such fees incurred for the public offering of the shares on Nasdaq of approximately $38,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of June 30, 2025 are summarized as follows:

Operating lease

	2023 Office Lease	2025 Office Lease	Total

2026	$65,603	$34,950	$100,553
2027	—	38,128	38,128
2028	—	22,241	22,241
Total future minimum lease payments	$65,603	$95,319	$160,922
Less: imputed interest	(3,308)	(9,435)	(12,743)
Total operating lease liability	$62,295	$85,884	$148,179
Less: operating lease liability – current	62,295	29,221	91,516
Total operating lease liability – non-current	$—	$56,663	$56,663

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

Off-balance Sheet Commitments and Arrangements

As of June 30, 2025, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 10, 2025. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1	Articles of Amendment to Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021)
3.3	Certificate of Designation of Series C Convertible Preferred Stock filed on October 8, 2020 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)
3.5	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: August 14, 2025	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)