Form 10-Q
period 2025-09-30
QDM International Inc.
filed 2025-11-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 8,634,193 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND MARCH 31, 2025

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,519,196	$8,557,305
Accounts receivable	718,979	1,702,217
Prepaid expenses and deposits	73,503	144,768
Due from related parties	256,410	—
Deferred offering cost	40,000	—
Total current assets	13,608,088	10,404,290

Right of use assets – operating lease	130,710	185,662
Long-term prepaid expenses and deposits	26,733	86,316
Property and equipment, net	17,412	33,030

Total assets	$13,782,943	$10,709,298

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$2,080,383	$286,074
Operating lease liabilities - current	82,155	115,125
Income tax payable	1,647,992	1,395,418

Total current liabilities	3,810,530	1,796,617

Operating lease liabilities – non current	48,168	71,383
Total liabilities	3,858,698	1,868,000

Shareholders’ equity:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,013,500 and 6,545,386 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	601	654
Common stock, $0.0001 par value, 700,000,000 shares authorized, 8,636,090 and 8,577,583 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	3,572	3,519
Treasury stock, 139 and 139 shares at cost	(60,395)	(60,395)
Additional paid-in capital	12,500,631	12,500,631
Accumulated deficit	(2,520,164)	(3,603,111)
Total shareholders’ equity	9,924,245	8,841,298

Total liabilities and shareholders’ equity	$13,782,943	$10,709,298

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$3,970,674	$993,917	$7,565,671	$1,958,182
Cost of sales	4,946,977	109,639	5,585,155	288,271
Gross profit (loss)	(976,303)	884,278	1,980,516	1,669,911

Operating expenses
General & administrative expenses	$349,519	$273,762	$716,713	$522,541
Total operating expenses	349,519	273,762	716,713	522,541

(Loss) income from operations	(1,325,822)	610,516	1,263,803	1,147,370

Other income (expenses)
Interest expenses	(2,075)	(2,304)	(3,793)	(3,281)
Other income	23,105	23	75,511	9,807
Total other income (expenses)	21,030	(2,281)	71,718	6,526

(Loss) income before income taxes	(1,304,792)	608,235	1,335,521	1,153,896

Current income tax (recovery) expenses	(191,434)	119,529	252,574	205,810

Net (loss) income	$(1,113,358)	$488,706	$1,082,947	$948,086

Total comprehensive (loss) income	$(1,113,358)	$488,706	$1,082,947	$948,086

(Loss) earnings per share of common stock:
Basic (loss) earnings per share	$(0.13)	$0.06	$0.13	$0.11
Diluted (loss) earnings per share	$(0.13)	$0.06	$0.13	$0.11

Weighted average basic & diluted shares outstanding:
Preferred	6,493,913	545,386	6,519,228	545,386
Common	8,583,245	8,577,583	8,580,460	8,577,583

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

For the three months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Accumulated Deficit	Total
June 30, 2024 (Unaudited)	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(7,967,069)	$3,877,340
Net income	—	—	—	—	—	—	—	488,706	488,706
September 30, 2024 (Unaudited)	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(7,478,363)	$4,366,046

June 30, 2025 (Unaudited)	6,545,386	8,577,583	(139)	$654	$3,519	(60,395)	$12,500,631	$(1,406,806)	$11,037,603
Net loss	—	—	—	—	—	—	—	(1,113,358)	(1,113,358)
Conversion of Preferred Stock into Common Stock	(531,886)	58,507	—	(53)	53	—	—	—	—
September 30, 2025 (Unaudited)	6,013,500	8,636,090	(139)	$601	$3,572	(60,395)	$12,500,631	$(2,520,164)	$9,924,245

For the six months ended

	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Accumulated Deficit	Total
March 31, 2024	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(8,426,449)	$3,417,960
Net income	—	—	—	—	—	—	—	948,086	948,086
September 30, 2024 (Unaudited)	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(7,478,363)	$4,366,046

March 31, 2025	6,545,386	8,577,583	(139)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298
Net income	—	—	—	—	—	—	—	1,082,947	1,082,947
Conversion of Preferred Stock into Common Stock	(531,886)	58,507	—	(53)	53	—	—	—	—
September 30, 2025 (Unaudited)	6,013,500	8,636,090	(139)	$601	$3,572	(60,395)	$12,500,631	$(2,520,164)	$9,924,245

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,082,947	$948,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,618	21,294
Non-cash lease expenses	54,952	55,845
Changes in working capital:
Accounts receivable	983,238	(43,704)
Prepaid expenses	71,265	(128,265)
Long-term prepaid expenses	59,583	—
Accounts payable & accrued liabilities	1,794,309	58,012
Income tax payable	252,574	205,810
Operating lease liabilities	(56,185)	(67,988)
Net cash provided by operating activities	4,258,301	1,049,090

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Advances to related parties	(256,410)	—
Proceeds borrowed from related parties	—	129,056
Payment for offering cost	(40,000)	(37,500)
Net cash (used in) provided by financing activities	(296,410)	91,556

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,961,891	1,140,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,557,305	$5,158,223
CASH AND CASH EQUIVALENTS, END OF PERIOD	12,519,196	6,298,869

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024

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

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Spilt were split into ten shares of common stock and the total number of issued and outstanding shares of common stock increased from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of the Company’s Series C Convertible Preferred Stock were proportionately adjusted. On April 4, 2024, the 2024 Forward Stock Split was approved and announced by the Financial Industry Regulatory Authority (“FINRA”) with an effective date on April 5, 2024.

On September 16, 2025, the Company filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to effect a reverse split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-34 (the “2025 Reverse Stock Split”), which was announced by FINRA having an effective date on September 19, 2025. The foregoing amendments were approved by the Company’s board of directors and shareholders holding approximately 93.6% of the voting power of the Company.

As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split and the total number of issued and outstanding shares of common stock decreased from 291,563,930 shares to approximately 8,577,583 shares (with fractional shares rounded up). The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of the Company’s Series C Preferred Stock were proportionately adjusted. On September 18, 2025, the 2025 Reverse Stock Split was announced by FINRA with an effective date on September 19, 2025.

On September 22, 2025, Mr. Huihe Zheng, the Company’s CEO, President and Chairman, converted 531,886 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) into 58,507 shares of common stock, at an adjusted conversion rate of 0.11 for 1. After the conversion, there were 8,636,090 shares of common stock issued and outstanding and no shares of Series C Preferred Stock issued and outstanding.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025, and for the three and six months ended September 30, 2025 and 2024. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the operating results for any subsequent quarterly period for the rest of the fiscal year ended on March 31, 2026, the full year ending March 31, 2026, or future periods. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2025.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2025 and 2024, and the year ended March 31, 2025.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of September 30, 2025, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three and six months ended September 30, 2025 and 2024 and there was no allowance for credit loss as of September 30, 2025 and March 31, 2025.

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

Insurance brokerage services

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s brokerage services generally occurs at a point in time on the effective date of the associated insurance contract when the policy transfers to the customer. The insurance policy entered between the insurance company and the insured customer generally contains a mandatory cooling-off period   of 21 days, during which policy purchasers may cancel the policy at their discretion and receive refunds. The policy becomes effective only after the cooling-off period has lapsed and the insured customer has not withdrawn from the insurance policy. At this point, the transfer of control of the service occurs, and the Company has satisfied its insurance brokerage performance obligation. The Company then earns commissions, typically based on a percentage of the premium paid by the insured, and recognizes the related revenue.

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s referral services occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. At that point, the Company has satisfied its performance obligation and recognizes revenue. For the three and six months ended September 30, 2025, there was no revenue generated from referral business. For the three and six months ended September 30, 2024, the Company generated $18,416 and $18,416 from referral business, respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits, due from related parties, accounts payable and accrued liabilities and lease liabilities. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments. For lease liabilities, fair value approximates their carrying value at the year end as the interest rates used to discount the host contracts approximate market rates.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2025 and March 31, 2025.

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

There were no impairment losses for the three and six months ended September 30, 2025 and 2024.

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

Segment Reporting

FASB 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information of the Company’s business segments, geographical areas, and major customers. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker as the source for determining the Company’s reportable segments.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company’s management does not believe the adoption of ASU 2024-03 will have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

2025 Reverse Stock Split

On September 19, 2025, the Company effected a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-34. As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split, the total number of issued and outstanding shares of common stock decreased from 291,563,930 to 8,577,583. The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. The 2025 Reverse Stock Split has been retrospectively applied to the financial statements for the three and six months ended September 30, 2025 and the fiscal year ended March 31, 2025.

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

On September 22, 2025, Mr. Huihe Zheng, the Company’s CEO and chairman, converted 531,886 shares of Series C Preferred Stock into 58,507 shares of common stock, at an adjusted conversion rate of 0.11 for 1. After the conversion, no shares of Series C Preferred Stock are issued and outstanding.

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025, there were 8,636,090 shares of common stock, 6,013,500 shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of September 30, 2025.

4. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)	During the three and six months ended September 30, 2025, no advances were made by Huihe Zheng to the Company. During the three and six months ended September 30, 2024, Huihe Zheng advanced nil and $129,056 to the Company to support its operations, respectively.

(ii)	During the three and six months ended September 30, 2025, the Company advanced $256,410 and $256,410 to Huihe Zheng, respectively in connection with a proposed cash bonus for his leadership in achieving certain performance targets and improving the Company’s operational efficiency. The proposed bonus was subsequently cancelled and the full amount was repaid to the Company. During the three and six months ended September 30, 2024, no advances were made by the Company to Huihe Zheng.

Due from Related Party Balance

The Company’s due from related party balance is as follows:

	September 30, 2025	March 31, 2025
	(Unaudited)
Huihe Zheng	$256,410	$—
Total	256,410	—

The due from related balance represented an advance to Huihe Zheng in connection with a proposed cash bonus for his leadership in achieving certain performance targets and improving the Company’s operational efficiency. The proposed cash bonus was subsequently cancelled, and Mr. Zheng repaid the full amount to the Company on November 5, 2025.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in April 2023 (the “2023 Office Lease”) and in February 2025 (the “2025 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of September 30, 2025.

Operating lease

The 2023 Office Lease has a remaining lease term of the operating lease of 0.6 year and discount rate used for the operating lease is 10.34%.

The 2025 Office Lease has a remaining lease term of the operating lease of 2.4 years and discount rate used for the operating lease is 7.7%.

During the three months ended September 30, 2025 and 2024, the operating lease expense recognized was $31,102 and $32,113, respectively.

During the six months ended September 30, 2025 and 2024, the operating lease expense recognized was $62,204 and $64,226, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on its business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2025, the Company is not a party to any material legal or administrative proceedings.

7. Segment Information

The Company operates and manages its business as a single operating segment. This is consistent with the manner in which the CODM reviews financial information and makes decisions about resource allocation.

The CODM reviews the Company’s operating results on a consolidated basis, focusing primarily on measures of revenue, operating income, and net income as presented in the accompanying condensed consolidated financial statements. The CODM uses these measures to evaluate the Company’s overall performance and to make operating and strategic decisions.

The Company’s operations primarily consist of providing insurance brokerage services and referral business in Hong Kong.

Since the Company operates in only one reportable segment, all financial information required by ASC 280 is presented in the accompanying condensed consolidated financial statements. Substantially all of the Company’s revenues are derived from customers located in Hong Kong and all of its long-lived assets are located in the same geographic areas.

8. Subsequent Events

On October 1, 2025, Mr. Zheng entered into a shareholder agreement with the Company (the “Shareholder Agreement”), pursuant to which Mr. Zheng agreed not to sell, assign, or otherwise transfer, or enter into any contract or arrangement to effect any such sale, assignment or transfer of any share of the Series B Preferred Stock held by Mr. Zheng. Mr. Zheng has further agreed to waive any co-sales rights enjoyed by holders of Series B Preferred Stock pursuant to the Articles of Incorporation, as amended. Pursuant to the agreement, upon the occurrence of (i) any merger, consolidation, stock sale, asset sale, or other transaction or series of related transactions in which a person or group (other than Mr. Zheng) acquires, directly or indirectly, ownership of more than 50% of the voting power of the Company or all or substantially all of the Company’s assets, or (ii) any transaction or series of related transactions that results in a change in the power to elect a majority of the Company’s board of directors, the Company shall repurchase all of the shares of Series B Preferred Stock held by Mr. Zheng for a purchase price of $0.001 per share.

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

On September 16, 2025, we filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to effect a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-34 (the “2025 Reverse Stock Split”), which was announced by the FINRA having an effective date of September 19, 2025. The foregoing amendments were approved by our board of directors and shareholders holding approximately 93.6% of the voting power of the Company.

As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split and the total number of issued and outstanding shares of common stock decreased from 291,563,930 shares to approximately 8,577,583 shares (with fractional shares rounded up). The 2025 Reverse Stock Split had no impact on our issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Preferred Stock were proportionately adjusted. On September 18, 2025, the 2025 Reverse Stock Split was announced by the Financial Industry Regulatory Authority with an effective date on September 19, 2025.

On September 22, 2025, Mr. Huihe Zheng, our CEO, President and Chairman, converted 531,886 shares of Series C Preferred Stock into 58,507 shares of common stock, at an adjusted conversion rate of 0.11 for 1. After the conversion, there were 8,636,090 shares of common stock issued and outstanding and no shares of Series C Preferred Stock issued and outstanding.

On October 1, 2025, Mr. Zheng entered into a shareholder agreement with the Company (the “Shareholder Agreement”), pursuant to which Mr. Zheng agreed not to sell, assign, or otherwise transfer, or enter into any contract or arrangement to effect any such sale, assignment or transfer of any share of the Series B Preferred Stock held by Mr. Zheng. Mr. Zheng further agreed to waive any co-sales rights enjoyed by holders of Series B Preferred Stock pursuant to the Articles of Incorporation, as amended. Pursuant to the agreement, upon the occurrence of (i) any merger, consolidation, stock sale, asset sale, or other transaction or series of related transactions in which a person or group (other than Mr. Zheng) acquires, directly or indirectly, ownership of more than 50% of the voting power of the Company or all or substantially all of the Company’s assets, or (ii) any transaction or series of related transactions that results in a change in the power to elect a majority of the Company’s board of directors, the Company shall repurchase all of the shares of Series B Preferred Stock held by Mr. Zheng for a purchase price of $0.001 per share.

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table presents an overview of our results of operations for the three months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Insurance brokerage services	$3,970,674	975,501
Referral business	—	18,416
Total revenue	3,970,674	993,917
Cost of sales	4,946,977	109,639
Gross (loss) profit	(976,303)	884,278

Operating expenses:
General & administrative expenses	349,519	273,762
Total operating expenses	349,519	273,762

(Loss) income from operations	(1,325,822)	610,516

Total other income (expenses)	21,030	(2,281)

Current income tax (recovery) expenses	(191,434)	119,529

Net (loss) income	$(1,113,358)	$488,706

Revenue

Revenue increased by approximately $3.0 million, or 299.5%, for the three months ended September 30, 2025 as compared to the same period of 2024. The increase was mainly due to: (i) the expansion of our collaboration with insurance partners during the three months ended September 30, 2025; (ii) an increase in the number of insurance policies that generate commissions for us; and (iii) an increase in commission rate.

Cost of sales

Cost of sales increased by approximately $4.8 million, or 4,412.1%, for the three months ended September 30, 2025 as compared to the same period of 2024. The increase was primarily due to higher referral fees paid to referrers. During the three months ended September 30, 2025, the Company experienced an increase in commission rates paid as requested by certain referrers in response to competitive market conditions. To maintain competitiveness and sales performance, we agreed to increase the referral fee rate to approximately 90% for the three months ended September 30, 2025 and applied the revised rate retroactively to business referred during the three months ended June 30, 2025. As a result, we recorded an incremental commission expense in the current period.

In light of recent circulars issued by the Hong Kong Insurance Authority, including the adoption of a 50% benchmark for referral fees, we expect that referral fee rates in the market will gradually normalize as industry participants adjust to these regulatory requirements. Consistent with these expectations and our intent to align with the Insurance Authority’s guidance, we have decreased our referral fee rates to a range of approximately 40% to 50%, at or below the benchmark level, since October 2025. This reduction is expected to lower our referral-related commission costs going forward, although it may also affect the volume of business generated through referrers, as discussed under “Part II – Other Information – Item 1A. Risk Factors – If we fail to comply with Hong Kong regulations on referral arrangements and benchmark referral fees, we may be subject to regulatory sanctions, including suspension or revocation of our insurance broker license, and our business, financial condition and results of operations could be materially and adversely affected.”

Gross (loss) profit

Gross profit margin decreased by approximately 113.6% for the three months ended September 30, 2025 as compared to the same period of 2024, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $76,000, or 27.7%, for the three months ended September 30, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees and increased travelling and transportation expenses.

Other income (loss)

Other income increased by approximately $23,000, or 1,022.1%, for the three months ended September 30, 2025 as compared to the same period of 2024. For the three months ended September 30, 2025, other income was mainly attributable to interest income from time deposits. For the same period in 2024, other expenses were mainly attributable to the bank charges.

Current income tax (recovery) expenses

Current income tax expenses decreased by approximately $311,000, or 260.2%, for the three months ended September 30, 2025 as compared to the same period of 2024. The change is primarily due to the loss from operations recorded for the three months ended September 30, 2025, as compared to the income generated during the same period in 2024.

Net income (loss)

As a result of the factors described above, net loss was approximately $1.1 million for the three months ended September 30, 2025 , as compared to net income of approximately $489,000 for the same period of 2024.

Six Months Ended September 30, 2025 and 2024

The following table presents an overview of our results of operations for the six months ended September 30,2025 and 2024:

	For The Six Months Ended September 30, 2025	For The Six Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Revenue:
Insurance brokerage services	$7,565,671	1,939,766
Referral business	—	18,416
Total revenue	7,565,671	1,958,182
Cost of sales	5,585,155	288,271
Gross profit	1,980,516	1,669,911

Operating expenses:
General & administrative expenses	716,713	522,541
Total operating expenses	716,713	522,541

Income from operations	1,263,803	1,147,370

Total other income	71,718	6,526

Current income tax expenses	252,574	205,810

Net income	$1,082,947	948,086

Revenue

Revenue increased by approximately $5.6 million, or 286.4%, for the six months ended September 30, 2025 as compared to the same period of 2024. The increase was mainly due to: (i) the expansion of our collaboration with insurance partners during the six months ended September 30, 2025; (ii) an increase in the number of insurance policies that generate commissions for us; and (iii) an increase in commission rate.

Cost of sales

Cost of sales increased by approximately $5.3 million, or 1,837.5%, for the six months ended September 30, 2025 as compared to the same period of 2024. The increase was primarily due to higher referral fees paid. During the six-month period ended September 30, 2025, the Company experienced an increase in commission cost rates as requested by certain referrers in response to market conditions. To align with market conditions and maintain competitiveness and sales performance, we agreed to increase the referral fee rates to approximately 90% for the period from July to September 2025 and applied the updated rate retroactively to the period from April to June 2025. As a result, the Company recorded an incremental commission expense in the current period.

Gross profit

Gross profit margin decreased by approximately 59.1% for the six months ended September 30, 2025 as compared to the same period of 2024, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $194,000, or 37.2%, for the six months ended September 30, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees, increase in professional fees paid to various service providers, and increased travelling and transportation expenses.

Other income

Other income increased by approximately $65,000, or 998.9%, for the six months ended September 30, 2025 as compared to the same period of 2024. For the six months ended September 30, 2025, other income was mainly attributable to interest income from time deposits. For the same period in 2024, other income were mainly attributable to a one-time gain, partially offset by bank charges. The change is primarily due to the interest income from time deposit recognized during the fiscal year of 2025, with no such income recognized in the same period of 2024.

Current income tax expenses

Current income tax expenses increased by approximately $47,000, or 22.7%, for the six months ended September 30, 2025 as compared to the same period of 2024. The change is primarily due to increase in profits in the six months ended September 30, 2025.

Net income

As a result of the factors described above, net income for the six months ended September 30, 2025 increased by approximately $135,000, or 14.2%, as compared to the same period of 2024.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and six months ended September 30, 2025 and 2024, and the year ended March 31, 2025.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities. As of September 30, 2025 and March 31, 2025, we had $12,519,196 and $8,557,305, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of September 30, 2025.

The table below shows our cash flow for the periods indicated:

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Net cash provided by operating activities	$4,258,301	$1,049,090
Net cash used in investing activities	—	—
Net cash (used in) provided by financing activities	(296,410)	91,556
Effect of Exchange rate changes on cash	—	—
Net increase in cash, cash equivalents	3,961,891	1,140,646
Cash and cash equivalents at beginning of period	8,557,305	5,158,223
Cash and cash equivalents at end of period	$12,519,196	$6,298,869

Operating Activities:

Net cash generated from operating activities was approximately $4.3 million for the six months ended September 30, 2025, compared to net cash generated from operating activities of approximately $1.0 million for the same period in 2024, representing an increase of approximately $3.3 million in the net cash inflow in operating activities. The increase in net cash generated from operating activities was primarily due to an increase of net income of approximately $135,000 in the six months ended September 30, 2025 as compared to the same period of 2024. The increase in operating cash flow also reflects the following major working capital changes:

(1)	Decrease in accounts receivable resulted in an approximately $983,000 cash inflow for the six months ended September 30, 2025 compared to an approximately $44,000 cash outflow for the same period of 2024, which led to an approximately $1.0 million increase in net cash inflow in operating activities.

(2)	Increase in accounts payable and accrued liabilities resulted in an approximately $1.8 million cash inflow for the six months ended September 30, 2025 compared to an approximately $58,000 cash inflow for the same period of 2024, which led to an approximately $1.7 million increase in net cash inflow from operating activities.

(3)	Decrease in short-term and long-term prepaid expenses resulted in an approximately $131,000 cash inflow for the six months ended September 30, 2025 compared to an approximately $128,000 cash outflow for the same period of 2024, which led to an approximately $259,000 increase in net cash inflow from operating activities.

(4)	Increase in income tax payable resulted in an approximately $253,000 cash inflow for the six months ended September 30, 2025 compared to an approximately $206,000 cash inflow for the same period of 2024, which led to an approximately $47,000 increase in net cash inflow from operating activities.

Investing Activities:

No cash was used in investing activities during the six months ended September 30, 2025 and 2024.

Financing Activities:

Net cash used in financing activities was approximately $296,000 for the six months ended September 30, 2025, which was attributable to advances to related parties of approximately $256,000 and payment for certain fees incurred for the public offering of the shares of common stock on Nasdaq of $40,000. The advances to related parties were fully repaid to the Company on November 5, 2025.

Net cash provided by financing activities was approximately $92,000 for the six months ended September 30, 2024, which was derived from the proceeds borrowed from related parties of approximately $129,000, partially offset by payment for such fees incurred for the public offering and listing on Nasdaq of the Company’s shares of common stock of approximately $38,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of September 30, 2025, which are summarized as follows:

Operating lease

	2023 Office Lease	2025 Office Lease	Total

2026	$50,812	$38,128	$88,940
2027	—	38,128	38,128
2028	—	12,709	12,709
Total future minimum lease payments	$50,812	$88,965	$139,777
Less: imputed interest	(1,682)	(7,772)	(9,454)
Total operating lease liability	$49,130	$81,193	$130,323
Less: operating lease liability – current	49,130	33,025	82,155
Total operating lease liability – non-current	$—	$48,168	$48,168

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

Off-balance Sheet Commitments and Arrangements

As of September 30, 2025, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack an audit committee.

To remediate our identified material weaknesses, we plan to adopt measures to improve our internal controls over financial reporting, including, among others: (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen our financial reporting function and to set up a financial and system control framework; (ii) organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements, (iii) formulating U.S. GAAP accounting policies and a procedure manual, which will be maintained, reviewed and updated, on a regular basis, to the latest U.S. GAAP accounting standards, (iv) establishing assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (v) establishing an audit committee of the Board consisting of three committee members meeting independence requirements under the Nasdaq listing rules and SEC rules.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 10, 2025, other than as set forth below.

If we fail to comply with Hong Kong regulations on referral arrangements and benchmark referral fees, we may be subject to regulatory sanctions, including suspension or revocation of our insurance broker license, and our business, financial condition and results of operations could be materially and adversely affected.

We rely on referrals as an important source of new clients, including visitors from Mainland China. As a licensed insurance broker company in Hong Kong, we are subject to the Insurance Ordinance (Cap. 41) and the supervision of the Insurance Authority (the “IA”), including its requirements on the use of referrers and on cross-border business. Under Hong Kong law and IA guidance, only licensed insurance intermediaries may carry on regulated activities such as advising on and arranging insurance policies. Business models that, in substance, shift selling or advisory activities to unlicensed persons or incentivize unlicensed selling are prohibited.

On May 22, 2024, the IA issued a circular addressing non-compliant business models that incentivize unlicensed selling of long-term insurance policies to Mainland China visitors. The IA indicated that it will not tolerate licensed insurance intermediaries who rely on or have arrangements with unlicensed persons to conduct regulated activities for them. These business models have features including engaging unlicensed persons to source Mainland China clients, paying inordinately high, sales-contingent referral fees that absorb most of the commission, received by the licensed broker for selling the insurance policy, referrers paying prohibited rebates to clients to induce them to buy long-term insurance policies, licensed technical representatives who, due to insufficient time or resources, are unable to perform their responsibilities beyond a superficial form-filling exercise, effectively reducing their role to that of a “rubber stamp” and requiring or encouraging clients to provide inaccurate statements about who performed the regulated activities and where they took place. The IA expects licensed broker companies that rely on referrers to ensure that any referral model is consistent with the relevant principles and that all regulated activities are performed by licensed personnel.

On September 1, 2025, the IA issued a further circular on referral fees in respect of certain participating policies. With effect from October 1, 2025, the IA adopted 50% of the total commission or other remuneration receivable by a licensed insurance broker company from an authorized insurer for introducing, arranging and servicing a participating policy as a benchmark for referral fees (the “Benchmark”) paid by licensed insurance broker companies to referrers. Licensed insurance brokers that pay referral fees above the Benchmark are expected to provide enhanced disclosures and explanations, and will be subject to on-site inspections, and off-site reviews of their corporate governance and internal controls to inform the license renewal process. The IA will also evaluate the strength of the intermediary management oversight exercised by the authorized insurers in working with licensed insurance broker companies to ensure that the Benchmark has been taken into account during their due diligence process. Historically, including in the quarter ended September 30, 2025, we paid referral fees to certain referrers at rates exceeding 50% of the commissions or other remuneration we received in respect of underlying policies. We intend to lower referral fees paid to referrers to levels not exceeding the Benchmark with effect from October 1, 2025 and to strengthen our internal controls to ensure that all regulated activities are performed by our licensed technical representatives.

We cannot assure you, however, that our past referral practices, including the payment of referral fees above the Benchmark and referral business involving Mainland China visitors, will not be subject to review, investigation or enforcement action by the IA, or that the IA will not take the view that aspects of our referral model have incentivized or facilitated unlicensed selling or otherwise failed to meet its expectations. If the IA determines that we have not complied with applicable laws, regulations or regulatory guidance relating to referral arrangements, the Benchmark or our internal controls and governance over referral business, it may require remedial measures or changes to our business model, issue public sanctions or impose pecuniary penalties, impose conditions or restrictions on our license, or suspend or revoke our insurance broker license, and may also take action against our responsible officers, senior management or licensed technical representatives. Any such action could result in significant legal and compliance costs, diversion of management attention, damage to our reputation with clients, referrers and insurers, and the termination or reduction of distribution relationships with authorized insurers. In the most serious case, suspension or revocation of our insurance broker license would prevent us from continuing to operate as a licensed insurance broker company in Hong Kong. In addition, any person who, without reasonable excuse, carries on regulated activities without the requisite license commits a criminal offence and is subject to criminal liability, including fines and imprisonment.

In addition, our efforts to reduce referral fees and adjust our referral arrangements in order to comply with IA expectations may adversely affect the motivation and behavior of our referrers. Referrers may be less willing to refer clients to us, may divert business to competitors that offer more attractive economic arrangements (to the extent permitted) or may seek to renegotiate existing arrangements on terms that are less favorable to us. We may need to commit additional resources to developing alternative distribution channels, which may be costly and may not fully offset any loss of referral-based business. As a result, our revenue and profitability from referral-generated business, particularly business involving Mainland China visitors, could decline. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Other Information

On October 1, 2025, Mr. Zheng entered into the Shareholder Agreement, pursuant to which Mr. Zheng agreed not to sell, assign, or otherwise transfer, or enter into any contract or arrangement to effect any such sale, assignment or transfer of any share of the Series B Preferred Stock held by Mr. Zheng. Mr. Zheng further agreed to waive any co-sales rights enjoyed by holders of Series B Preferred Stock pursuant to the Articles of Incorporation, as amended. Pursuant to the agreement, upon the occurrence of (i) any merger, consolidation, stock sale, asset sale, or other transaction or series of related transactions in which a person or group (other than Mr. Zheng) acquires, directly or indirectly, ownership of more than 50% of the voting power of the Company or all or substantially all of the Company’s assets, or (ii) any transaction or series of related transactions that results in a change in the power to elect a majority of the Company’s board of directors, the Company shall repurchase all of the shares of Series B Preferred Stock held by Mr. Zheng for a purchase price of $0.001 per share.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1	Articles of Amendment to Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021)
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.5	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2025)
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
10.1	Shareholder Agreement, dated October 1, 2025, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on October 2, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: November 14, 2025	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)