Form 10-Q
period 2025-12-31
QDM International Inc.
filed 2026-02-17
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 17, 2026, there were 8,636,186 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND MARCH 31, 2025

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,353,326	$8,557,305
Accounts receivable	2,410,466	1,702,217
Prepaid expenses and deposits	1,048,692	144,768
Deferred offering cost	40,000	—
Total current assets	15,852,484	10,404,290

Right of use assets – operating lease	102,209	185,662
Long-term prepaid expenses and deposits	26,733	86,316
Property and equipment, net	9,016	33,030

Total assets	$15,990,442	$10,709,298

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable & accrued liabilities	$2,761,572	$286,074
Operating lease liabilities - current	61,698	115,125
Income tax payable	1,934,580	1,395,418

Total current liabilities	4,757,850	1,796,617

Operating lease liabilities – non current	39,508	71,383
Total liabilities	4,797,358	1,868,000

Temporary equity:
Redeemable Series B preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,013,500 and 6,013,500 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	812,851	—
Shareholders’ equity:
Series B preferred stock, $0.0001 par value, total 10,000,000 shares authorized, 6,013,500 and 6,013,500 issued and outstanding, classified as temporary equity and equity, as of December 31, 2025 and March 31, 2025, respectively	—	601
Series C preferred stock, $0.0001 par value, total 10,000,000 shares authorized, nil and 531,886 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	—	53
Common stock, $0.0001 par value, 700,000,000 shares authorized, 8,636,186 and 8,577,583 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	3,572	3,519
Treasury stock, 139 and 139 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,688,381	12,500,631
Accumulated deficit	(1,251,325)	(3,603,111)
Total shareholders’ equity	10,380,233	8,841,298

Total liabilities, temporary equity and shareholders’ equity	$15,990,442	$10,709,298

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$4,768,347	$1,582,429	$12,334,018	$3,540,611
Cost of sales	2,164,472	221,887	7,749,627	510,158
Gross profit	2,603,875	1,360,542	4,584,391	3,030,453

Operating expenses
General & administrative expenses	$1,089,766	$452,524	$1,806,479	$975,065
Total operating expenses	1,089,766	452,524	1,806,479	975,065

Income from operations	1,514,109	908,018	2,777,912	2,055,388

Other income (expenses)
Interest expenses	(1,132)	(1,199)	(4,925)	(4,480)
Other income	42,450	12	117,961	9,819
Total other income (expenses)	41,318	(1,187)	113,036	5,339

Income before income taxes	1,555,427	906,831	2,890,948	2,060,727

Current income tax expenses	286,588	200,216	539,162	406,026

Net income	$1,268,839	$706,615	$2,351,786	$1,654,701

Total comprehensive income	$1,268,839	$706,615	$2,351,786	$1,654,701

Earnings per share of common stock:
Basic earnings per share	$0.15	$0.08	$0.27	$0.19
Diluted earnings per share	$0.15	$0.08	$0.27	$0.19

Weighted average basic & diluted shares outstanding:
Basic	8,636,177	8,577,583	8,599,100	8,577,583
Diluted	8,636,186	8,577,583	8,636,186	8,577,583

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

For the three months ended

	Temporary equity
	Series B Preferred Stock	Series B Preferred Stock Amount	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Accumulated Deficit	Total
September 30, 2024 (Unaudited)	—	—	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(7,478,363)	$4,366,046
Net income	—	—	—	—	—	—	—	—	—	706,615	706,615
Issuance of Series B preferred stock to settle amount due to a director	—	—	6,000,000	—	—	600	—	—	599,400	—	600,000
December 31, 2024 (Unaudited)	—	—	6,545,386	8,577,583	(139)	$654	$3,519	(60,395)	$12,500,631	$(6,771,748)	$5,672,661

September 30, 2025 (Unaudited)	—	—	6,013,500	8,636,090	(139)	$601	$3,572	(60,395)	$12,500,631	$(2,520,164)	$9,924,245
Net income	—	—	—	—	—	—	—	—	—	1,268,839	1,268,839
Issuance of shares due to fractional rounding	—	—	—	96	—	—	—	—	—	—	—
Reclassification to temporary equity	6,013,500	812,851	(6,013,500)	—	—	(601)	—	—	(812,250)	—	(812,851)
December 31, 2025 (Unaudited)	6,013,500	812,851	—	8,636,186	(139)	$—	$3,572	(60,395)	$11,688,381	$(1,251,325)	$10,380,233

For the nine months ended

	Temporary equity
	Series B Preferred Stock	Series B Preferred Stock Amount	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Accumulated Deficit	Total
March 31, 2024	—	—	545,386	8,577,583	(139)	$54	$3,519	(60,395)	$11,901,231	$(8,426,449)	$3,417,960
Net income	—	—	—	—	—	—	—	—	—	1,654,701	1,654,701
Issuance of Series B preferred stock to settle amount due to a director	—	—	6,000,000	—	—	600	—	—	599,400	—	600,000
December 31, 2024 (Unaudited)	—	—	6,545,386	8,577,583	(139)	$654	$3,519	(60,395)	$12,500,631	$(6,771,748)	$5,672,661

March 31, 2025	—	—	6,545,386	8,577,583	(139)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298
Net income	—	—	—	—	—	—	—	—	—	2,351,786	2,351,786
Conversion of Preferred Stock into Common Stock	—	—	(531,886)	58,507	—	(53)	53	—	—	—	—
Issuance of shares due to fractional rounding	—	—	—	96	—	—	—	—	—	—	—
Reclassification to temporary equity	6,013,500	812,851	(6,013,500)	—	—	(601)	—	—	(812,250)	—	(812,851)
December 31, 2025 (Unaudited)	6,013,500	812,851	—	8,636,186	(139)	$—	$3,572	(60,395)	$11,688,381	$(1,251,325)	$10,380,233

Retrospectively applied for effect of the forward stock split on April 5, 2024 and the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,351,786	$1,654,701
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,014	31,824
Non-cash lease expenses	83,453	84,677
Changes in working capital:
Accounts receivable	(708,249)	(148,608)
Prepaid expenses	(903,924)	(75,106)
Long-term prepaid expenses	59,583	—
Accounts payable & accrued liabilities	2,475,498	(366,745)
Income tax payable	539,162	406,026
Operating lease liabilities	(85,302)	(86,527)
Net cash provided by operating activities	3,836,021	1,500,242

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net repayment to related parties	—	(1,283,221)
Proceeds from Issuance of Series B preferred stock	—	600,000
Payment for offering cost	(40,000)	(37,500)
Net cash used in financing activities	(40,000)	(720,721)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,796,021	779,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,557,305	$5,158,223
CASH AND CASH EQUIVALENTS, END OF PERIOD	12,353,326	5,937,744

SUPPLEMENTAL DISCLOSURES:
Issuance of Series B preferred stock to settle due to related party balance	—	600,000
Reclassification of Series B Preferred Stock to temporary equity	812,851	—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2025 and 2024

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

On September 16, 2025, the Company filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to effect a reverse split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-34 (the “2025 Reverse Stock Split”), which was announced by FINRA having an effective date on September 19, 2025. The foregoing amendments were approved by the Company’s board of directors and shareholders holding approximately 99.2% of the voting power of the Company.

As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split and the total number of issued and outstanding shares of common stock decreased from 291,563,930 shares to approximately 8,577,679 shares (with fractional shares rounded up). The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of the Company’s Series C Preferred Stock were proportionately adjusted. On September 18, 2025, the 2025 Reverse Stock Split was announced by FINRA with an effective date on September 19, 2025.

On September 22, 2025, Mr. Huihe Zheng, the Company’s CEO, President and Chairman, converted 531,886 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) into 58,507 shares of common stock, at an adjusted conversion rate of 0.11 for 1. After the conversion, there were 8,636,186 shares of common stock issued and outstanding and no shares of Series C Preferred Stock issued and outstanding.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of December 31, 2025, and for the three and nine months ended December 31, 2025 and 2024. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the operating results for any subsequent quarterly period for the rest of the fiscal year ended on March 31, 2026, the full year ending March 31, 2026, or future periods. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on July 10, 2025.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2025 and 2024, and the year ended March 31, 2025.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of December 31, 2025, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents consist of petty cash on hand and cash held in banks, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Company maintains all bank accounts in Hong Kong. Cash balances in bank accounts in Hong Kong are protected under Deposit Protection Scheme in accordance with the Deposit Protection Scheme Ordinance. The maximum protection is up to HKD 800,000 per depositor per Scheme member, including both principal and interest.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three and nine months ended December 31, 2025 and 2024 and there was no allowance for credit loss as of December 31, 2025 and March 31, 2025.

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

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The transfer of control of the Company’s referral services occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. At that point, the Company has satisfied its performance obligation and recognizes revenue. For the three and nine months ended December 31, 2025, there was no revenue generated from referral business. For the three and nine months ended December 31, 2024, the Company generated $18,416 and $18,416 from referral business, respectively.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2025 and March 31, 2025.

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

There were no impairment losses for the three and nine months ended December 31, 2025 and 2024.

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

Temporary Equity

The Company accounts for its preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liability from Equity”. Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’ control) is classified as temporary equity.

Temporary equity instruments are initially recorded at their carrying amount upon issuance. Subsequent adjustments to redemption value are recognized only when redemption becomes probable and the redemption value exceeds the carrying amount. No downward adjustments are recorded when redemption value is below carrying amount.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period using the two-class method. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Net loss is not allocated to other participating securities if based on their contractual terms they are not obligated to share in the losses. The Company’s Series B (non-convertible) and Series C (convertible) preferred shares do not carry dividend or participation rights. Consequently, they are not considered participating securities, they have been excluded from the computation of basic and diluted EPS. Furthermore, as the redemption value of the Series B Preferred Stock is less than its current carrying amount, no accretion was recognized that would reduce the net income available to ordinary shareholders. Therefore, The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

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

3. Equity

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, there were 8,636,186 shares of common stock, 6,013,500 shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

Series B Preferred Stock

On October 4, 2024, the Company filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to increase the Company’s authorized shares of Series B preferred stock, par value $0.0001 per share (the “Series B Shares”), from 2,000,000 shares to 10,000,000 shares, which became effective as of October 7, 2024. Each Series B Share has a voting right equal to 100 shares of common stock of the Company, and Series B Share is not convertible into common stock, is not entitled to any dividend, and does not have redemption rights prior to the execution of the Shareholder Agreement with Mr. Zheng on October 1, 2025. Holders of Series B share have the co-sale right and right of first refusal and will not be required to sell their shares of Series B Preferred Stock on the same terms or conditions of a sale by a majority stockholder. However, holders of Series B Shares do not have pre-emptive rights.

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

On October 1, 2025, Mr. Zheng entered into a shareholder agreement with the Company (the “Shareholder Agreement”), pursuant to which Mr. Zheng agreed not to sell, assign, or otherwise transfer, or enter into any contract or arrangement to effect any such sale, assignment or transfer of any share of the Series B Preferred Stock held by Mr. Zheng. Mr. Zheng has further agreed to waive any co-sales rights enjoyed by holders of Series B Preferred Stock pursuant to the Articles of Incorporation, as amended on October 4, 2024. Pursuant to the agreement, upon the occurrence of (i) any merger, consolidation, stock sale, asset sale, or other transaction or series of related transactions in which a person or group (other than Mr. Zheng) acquires, directly or indirectly, ownership of more than 50% of the voting power of the Company or all or substantially all of the Company’s assets, or (ii) any transaction or series of related transactions that results in a change in the power to elect a majority of the Company’s board of directors, the Company shall repurchase all of the shares of Series B Preferred Stock held by Mr. Zheng for a purchase price of $0.001 per share. Such redemption shall be effected at a per share price of $0.001 (the “repurchase price”), with the aggregate redemption value amounting to $6,013.50.

Upon execution of the Shareholder Agreement, because the Series B preferred stock is contingently redeemable upon the occurrence of events that are not solely within the Company’s control, the Company reclassified all 6,013,500 Series B preferred stock from preferred stock – permanent equity to temporary equity at its then-current carrying amount of $812,851. The reclassification and related activity are presented in the Statement of Changes in Temporary Equity and Stockholders’ Equity for the three and nine months ended December 31, 2025.

Pursuant to the Shareholder Agreement, upon the occurrence of a qualifying change in control event, the Company is required to repurchase the Series B preferred stock held by Mr. Zheng at the repurchase price. As of December 31, 2025, the aggregate redemption value based on shares outstanding would have been less than the carrying amount of the redeemable Series B preferred stock; therefore, the Company recorded no accretion and continued to present the redeemable Series B preferred stock at its carrying amount of $812,851 as of December 31, 2025.

Series C Preferred Stock

The holders of Series C Preferred Stock are entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis. Except as provided in the Certificate of Designation or as otherwise required by law, holders of Series C Preferred Stock are entitled to vote, together with the holders of common stock, on an as-converted basis on all matters submitted to a vote of the holders of common stock. Each share of Series C Preferred Stock is convertible into common stock at a conversion rate of 30-for-374 or approximately 0.11-for-1. The conversion rate is subject to proportionate adjustments for stock splits, reverse stock splits and similar events. However, holders of Series C Preferred Stock do not have redemption rights.

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

2025 Reverse Stock Split

On September 19, 2025, the Company effected a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-34. As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split, the total number of issued and outstanding shares of common stock decreased from 291,563,930 to 8,577,679. The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. The 2025 Reverse Stock Split has been retrospectively applied to the financial statements for the three and nine months ended December 31, 2025 and the fiscal year ended March 31, 2025.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangements applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of December 31, 2025.

4. Related Party Transaction

Related Party

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

(i)	During the three and nine months ended December 31, 2025, no advances were made by Huihe Zheng to the Company. During the three and nine months ended December 31, 2024, Huihe Zheng advanced nil and $129,056 to the Company to support its operations, respectively.

(ii)	During the three and nine months ended December 31, 2025, the Company paid $700,000 and $700,000 to Huihe Zheng, respectively in connection with a one-time special bonus in recognition of his past performance and contributions to the Company. During the three and nine months ended December 31, 2024, no payment was made by the Company to Huihe Zheng.

(iii)	During the three and nine months ended December 31, 2025, no repayment was made by the Company to Huihe Zheng. During the three and nine months ended December 31, 2024, the Company repaid $812,277 and $812,277 to Huihe Zheng, respectively.

(iv)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Related Party Balance

As of December 31, 2025 and March 31, 2025, the Company did not have any amounts due from or due to related party.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

6. Commitments and Contingencies

As an incentive for Huihe Zheng, the Company’s Chief Executive Officer to work toward the Company’s uplisting to Nasdaq, Mr. Zheng shall be entitled to receive a one-time special bonus of $300,000 (the “Nasdaq Bonus”). The Nasdaq Bonus shall be paid to Mr. Zheng within 60 days following the Company’s uplisting to Nasdaq, provided Mr. Zheng is employed with the Company on such date.

Other than the Nasdaq Bonus and the two office leases both with a lease term of 3 years that the Company entered into in April 2023 (the “2023 Office Lease”) and in February 2025 (the “2025 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of December 31, 2025.

Operating lease

The 2023 Office Lease has a remaining lease term of the operating lease of 0.3 year and discount rate used for the operating lease is 10.34%. The monthly rent expense under the lease is HKD 57,684 (USD 7,395).

The 2025 Office Lease has a remaining lease term of the operating lease of 2.1 years and discount rate used for the operating lease is 7.7%. The monthly rent expense under the lease is HKD 24,783 (USD 3,177).

During the three months ended December 31, 2025 and 2024, the operating lease expense recognized was $31,102 and $32,113, respectively.

During the nine months ended December 31, 2025 and 2024, the operating lease expense recognized was $93,306 and $96,339, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. As of December 31, 2025, the Company is not a party to any material legal or administrative proceedings.

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

8. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 through the date of issuance of the financial statements and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On October 9, 2024, we entered into the Securities Subscription Agreement with Huihe Zheng, our Chief Executive Officer, President, and Chairman of the Board. Pursuant to the Securities Subscription Agreement, we issued 6,000,000 shares of Series B Preferred Stock to Mr. Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by us to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to us providing for our working capital and general corporate expenses. As a result of the issuance of Series B Preferred Stock to Mr. Zheng, Mr. Zheng beneficially owns 99.2% of the aggregate voting power of us as of the date of this report.

On September 16, 2025, we filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to effect a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-34 (the “2025 Reverse Stock Split”), which was announced by the FINRA having an effective date of September 19, 2025. The foregoing amendments were approved by our board of directors and shareholders holding approximately 99.2% of the voting power of the Company.

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

On September 22, 2025, Mr. Huihe Zheng, our CEO, President and Chairman, converted 531,886 shares of Series C Preferred Stock into 58,507 shares of common stock, at an adjusted conversion rate of 0.11 for 1. After the conversion, there were 8,636,186 shares of common stock issued and outstanding and no shares of Series C Preferred Stock issued and outstanding.

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

Results of Operations

Three Months Ended December 31, 2025 and 2024

The following table presents an overview of our results of operations for the three months ended December 31, 2025 and 2024:

	For The Three Months Ended December 31, 2025	For The Three Months Ended December 31, 2024
	(Unaudited)	(Unaudited)
Revenue:
Insurance brokerage services	$4,768,347	1,582,429
Total revenue	4,768,347	1,582,429
Cost of sales	2,164,472	221,887
Gross profit	2,603,875	1,360,542

Operating expenses:
General & administrative expenses	1,089,766	452,524
Total operating expenses	1,089,766	452,524

Income from operations	1,514,109	908,018

Total other income (expenses)	41,318	(1,187)

Current income tax expenses	286,588	200,216

Net income	$1,268,839	$706,615

Revenue

Revenue increased by approximately $3.2 million, or 201.3%, for the three months ended December 31, 2025 as compared to the same period of 2024. The increase was mainly due to: (i) the expansion of our collaboration with insurance partners during the three months ended December 31, 2025; (ii) an increase in the number of insurance policies that generate commissions for us; and (iii) an increase in commission rate.

Cost of sales

Cost of sales increased by approximately $1.9 million, or 875.5%, for the three months ended December 31, 2025 as compared to the same period of 2024. The increase was primarily due to higher referral fees paid. During the three months ended December 31, 2025, the Company experienced an increase in referral fee rates as requested by certain referrers in response to market conditions. To align with the market conditions, maintain competitiveness and sales performance, and comply with the insurance referral commission regulations issued by the Insurance Authority (the “IA”) of Hong Kong adopting of a 50% benchmark rate for referral fees, we adjusted the referral fee rate to approximately 50% for the three months ended December 31, 2025. As a result, we recorded an incremental commission expense in the current period.

In light of recent circulars issued by the IA, including the adoption of a 50% benchmark for referral fees, we expect that referral fee rates in the market will gradually normalize as industry participants adjust to these regulatory requirements. Consistent with these expectations and our intent to align with the IA’s guidance, we have decreased our referral fee rates to a range of approximately 40% to 50%, at or below the benchmark level, since October 2025. This reduction is expected to lower our referral-related commission costs going forward, although it may also affect the volume of business generated through referrers.

Gross profit

Gross profit margin decreased by approximately 31.4%   for the three months ended December 31, 2025 as compared to the same period of 2024, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, bonus to employees, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $637,000, or 140.8%, for the three months ended December 31, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees, increased travelling and transportation expenses, and the payment of a cash bonus to our Chief Executive Officer.

Other income

Other income increased by approximately $43,000, or 3,580.9%,   for the three months ended December 31, 2025 as compared to the same period of 2024. For the three months ended December 31, 2025, other income was mainly attributable to interest income from time deposits. For the same period in 2024, other expenses were mainly attributable to the bank charges.

Current income tax expenses

Current income tax expenses increased by approximately $86,000, or 43.1%, for the three months ended December 31, 2025 as compared to the same period of 2024. The change is primarily due to increase in profits in the three months ended December 31, 2025.

Net income

As a result of the factors described above, net income for three months ended December 31, 2025 increased by approximately $562,000, or 79.6%, as compared to the same period of 2024.

Nine Months Ended December 31, 2025 and 2024

The following table presents an overview of our results of operations for the nine months ended December 31, 2025 and 2024:

	For The Nine Months Ended December 31, 2025	For The Nine Months Ended December 31, 2024
	(Unaudited)	(Unaudited)
Revenue:
Insurance brokerage services	$12,334,018	3,522,195
Referral business	—	18,416
Total revenue	12,334,018	3,540,611
Cost of sales	7,749,627	510,158
Gross profit	4,584,391	3,030,453

Operating expenses:
General & administrative expenses	1,806,479	975,065
Total operating expenses	1,806,479	975,065

Income from operations	2,777,912	2,055,388

Total other income	113,036	5,339

Current income tax expenses	539,162	406,026

Net income	$2,351,786	1,654,701

Revenue

Revenue increased by approximately $8.8 million, or 248.4%, for the nine months ended December 31, 2025 as compared to the same period of 2024. The increase was mainly due to: (i) the expansion of our collaboration with insurance partners during the nine months ended December 31, 2025; (ii) an increase in the number of insurance policies that generate commissions for us; and (iii) an increase in commission rate.

Cost of sales

Cost of sales increased by approximately $7.2 million, or 1,419.1%, for the   nine months ended December 31, 2025 as compared to the same period of 2024. The increase was primarily due to higher referral fees paid. During the nine months ended December 31, 2025, the Company experienced an increase in referral fee rates as requested by certain referrers in response to market conditions. To align with market conditions and maintain competitiveness and sales performance, we agreed to increase the referral fee rates to approximately 90% for the period from July to September 2025 and applied the updated rate retroactively to the period from April to June 2025.

In light of circulars issued by the IA in 2024 and 2025, including the adoption of a 50% benchmark for referral fees, we expect that referral fee rates in the market will gradually normalize as industry participants adjust to these regulatory requirements. Consistent with our expectations and compliance with the IA’s guidance, we have adjusted our referral fee rates to approximately 50%, at or below the benchmark level, for the period from October to December 2025.

As a result, we recorded an incremental commission expense in the current period.

Gross profit

Gross profit margin decreased by approximately 48.4% for the nine months ended December 31, 2025 as compared to the same period of 2024, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, bonus to employees, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $831,000, or 85.3%, for the nine months ended December 31, 2025 as compared to the same period of 2024. The change is primarily due to hiring of more employees, increased travelling and transportation expenses, and the payment of a cash bonus to our Chief Executive Officer.

Other income

Other income increased by approximately $108,000, or 2,017.1%, for the nine months ended December 31, 2025 as compared to the same period of 2024. For the nine months ended December 31, 2025, other income was mainly attributable to interest income from time deposits. For the same period in 2024, other income were mainly attributable to a one-time gain, partially offset by bank charges. The change is primarily due to the interest income from time deposit recognized during the fiscal year of 2025, with no such income recognized in the same period of 2024.

Current income tax expenses

Current income tax expenses increased by approximately $133,000, or 32.8%, for the nine months ended December 31, 2025 as compared to the same period of 2024. The change is primarily due to increase in profits in the nine months ended December 31, 2025.

Net income

As a result of the factors described above, net income for the nine months ended December 31, 2025 increased by approximately $697,000, or 42.1%, as compared to the same period of 2024.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three and nine months ended December 31, 2025 and 2024, and the year ended March 31, 2025.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities. As of December 31, 2025 and March 31, 2025, we had $12,353,326 and $8,557,305, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000), subject to the phase-in transitional arrangement applicable to specified insurance broker companies, including YeeTah, pursuant to which, YeeTah is required to maintain the amount of paid-up share capital and net assets of (i) not less than US$12,821 (HK$100,000) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than US$38,462 (HK$300,000) for the period from January 1, 2022 to December 31, 2023. YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of December 31, 2025.

The table below shows our cash flow for the periods indicated:

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Net cash provided by operating activities	$3,836,021	$1,500,242
Net cash used in investing activities	—	—
Net cash used in financing activities	(40,000)	(720,721)
Effect of Exchange rate changes on cash	—	—
Net increase in cash, cash equivalents	3,796,021	779,521
Cash and cash equivalents at beginning of period	8,557,305	5,158,223
Cash and cash equivalents at end of period	$12,353,326	$5,937,744

Operating Activities:

Net cash generated from operating activities was approximately $3.8 million for the nine months ended December 31, 2025, compared to net cash generated from operating activities of approximately $1.5 million for the same period in 2024, representing an increase of approximately $2.3 million in the net cash inflow in operating activities. The increase in net cash generated from operating activities was primarily due to an increase of net income of approximately $697,000 in the nine months ended December 31, 2025 as compared to the same period of 2024. The increase in operating cash flow also reflects the following major working capital changes:

(1)	Increase in accounts receivable resulted in an approximately $708,000 cash outflow for the nine months ended December 31, 2025 compared to an approximately $149,000 cash outflow for the same period of 2024, which led to an approximately $560,000 increase in net cash outflow in operating activities.

(2)	Increase in accounts payable and accrued liabilities resulted in an approximately $2.5 million cash inflow for the nine months ended December 31, 2025 compared to an approximately $367,000 cash outflow for the same period of 2024, which led to an approximately $2.8 million increase in net cash inflow from operating activities.

(3)	Increase in short-term and long-term prepaid expenses resulted in an approximately $844,000 cash outflow for the nine months ended December 31, 2025 compared to an approximately $75,000 cash outflow for the same period of 2024, which led to an approximately $769,000 increase in net cash outflow from operating activities. During this period, the Company prepaid HK$7,000,000 (US$897,436) to a new contracted referrer for future referral fees payable to the referrer. As of December 31, 2025, the outstanding prepaid balance was HK$7,000,000 (US$897,436). No fee has been credited as of the date of this report, and the management of the Company expects the prepaid amount to be fully credited against the referral fees payable to the referrer by the end of December 31, 2026.

(4)	Increase in income tax payable resulted in an approximately $539,000 cash inflow for the nine months ended December 31, 2025 compared to an approximately $406,000 cash inflow for the same period of 2024, which led to an approximately $133,000 increase in net cash inflow from operating activities.

Investing Activities:

No cash was used in investing activities during the nine months ended December 31, 2025 and 2024.

Financing Activities:

Net cash used in financing activities was approximately $40,000 for the nine months ended December 31, 2025, which was attributable to payment for certain fees incurred for the proposed public offering of the shares of common stock on Nasdaq of $40,000.

Net cash used in financing activities was approximately $721,000 for the nine months ended December 31, 2024, which was derived from the net repayment to related parties of approximately $683,000, and payment for certain fees incurred for the proposed public offering and listing on Nasdaq of the Company’s shares of common stock of approximately $38,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of December 31, 2025, which are summarized as follows:

Operating lease

	2023 Office Lease	2025 Office Lease	Total

2026	$28,627	$38,128	$66,755
2027	—	38,128	38,128
2028	—	3,177	3,177
Total future minimum lease payments	$28,627	$79,433	$108,060
Less: imputed interest	(594)	(6,260)	(6,854)
Total operating lease liability	$28,033	$73,173	$101,206
Less: operating lease liability – current	28,033	33,665	61,698
Total operating lease liability – non-current	$—	$39,508	$39,508

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

Off-balance Sheet Commitments and Arrangements

As of December 31, 2025, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 10, 2025 and the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Effective as of December 11, 2025, the Company and Mr. Zheng entered into an employment agreement (the “Zheng Agreement”), a copy of which is filed as Exhibit 10.2 to this quarterly report. Under the Zheng Agreement, Mr. Zheng is entitled to an annual salary of $300,000 for his services as the Chief Executive Officer of the Company. Additionally, Mr. Zheng is entitled to (1) a one-time special bonus of $700,000 to be paid within sixty (60) days of the effective date of the Zheng Agreement for his past performance and contributions to the Company and (2) a one-time special bonus of $300,000 to be paid within six (60) days after the Company’s uplisting to Nasdaq. He is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. His employment has an initial term of three years and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The Zheng Agreement also contains customary restrictive covenants relating to confidentiality, non-competition and non-solicitation, along with other terms and conditions.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1	Articles of Amendment to Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021)
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.5	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2025)
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
10.1	Shareholder Agreement, dated October 1, 2025, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on October 2, 2025)
10.2	Employment Agreement, dated December 11, 2025, by and between the Company and Huihe Zheng, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: February 17, 2026	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)