Form 10-K
period 2026-03-31
QDM International Inc.
filed 2026-06-29
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTCQB Venture Market operated by the OTC Markets as of September 30, 2025 ($95) was approximately $474,500,490.

As of June 29, 2026, 8,636,186 shares of common stock, $0.0001 par value per share, of the registrant were issued and outstanding.

QDM INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2026

i

CERTAIN TERMS AND CONVENTIONS

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (the “Report”) to:

●	“24/7 Kid” are to 24/7 Kid Doc, Inc., a Florida corporation and wholly-owned subsidiary of the Company, which was dissolved in September 2022;

●	“BVI” are to the British Virgin Islands;

●	“China” or the “PRC” are to the People’s Republic of China, including Hong Kong and Macau, the special administrative regions of China and Taiwan only for purpose of this Report;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Common stock” are to the common stock of the Company, par value $0.0001 per share;

●	“HKD,” “HK$” and “Hong Kong dollars” are to the legal currency of Hong Kong;

●	“Lutter Global Limited” or “LGL” are to Lutter Global Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“mainland China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

●	“QDM BVI” are to QDM Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“QDM HK” are to QDM Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of QDM BVI;

●	“QDM” are to QDM International Inc., a Florida corporation;

●	“Series C Preferred Stock” are to the Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company, each convertible into approximately 3.67 shares of common stock;

●	“technical representatives” are to licensed individuals who provide advice to an insurance policy holder or potential policy holder on insurance matters on behalf of an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker;

●	“US$,” “U.S. dollars,” “$,” and “USD” are to the legal currency of the United States;

●	the “Company,” “we,” “us,” and “our” are to QDM International Inc. and its consolidated subsidiaries, unless the context suggests otherwise;

●	“Yau Tat BVI” are to Yau Tat Holdings Limited, a BVI company and a wholly-owned subsidiary of the Company;

●	“Yau Tat HK” are to Yau Tat Group Limited, a Hong Kong corporation and a wholly-owned subsidiary of the Company; and

●	“YeeTah” are to Hong Kong YeeTah Insurance Broker Limited, formerly known as YeeTah Insurance Consultant Limited, a Hong Kong corporation and wholly-owned subsidiary of QDM HK.

QDM and QDM BVI maintain their books and records in U.S. dollars and in accordance with generally accepted accounting principles of the United States. QDM HK and YeeTah maintain their books and records either in U.S. dollars or Hong Kong dollars. The functional currency of Lutter Global Limited is the Euro.

This Report also contains translations of Hong Kong dollars into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of Hong Kong dollars into U.S. dollars were made at HK$7.8000 = US$1.00, which is the prevailing exchange rate as of March 31, 2026. We make no representation that the Hong Kong dollar or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Hong Kong dollars, as the case may be, at any particular rate or at all.

Due to rounding, numbers presented throughout this Report may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

In May 2020, we effected a reverse stock split of all issued and outstanding shares of common stock and preferred stock of 24/7 Kid at a split ratio of 1-for-100 (the “2020 Reverse Stock Split”). On August 10, 2021, we completed a one-for-thirty (1:30) reverse stock split, where every thirty (30) shares of the Company’s issued and outstanding shares of common stock were automatically converted into one share of common stock, without any change in the par value per share (the “2021 Reverse Stock Split”). The 2021 Reverse Stock Split reduced the number of the Company’s issued and outstanding shares of common stock from approximately 6.24 million shares to approximately 0.2 million shares. The number of authorized shares of common stock was not affected by the 2021 Reverse Stock Split. On April 5, 2024, we increased the authorized shares of common stock, par value $0.0001 per share, from 200,000,000 shares to 700,000,000 shares and the authorized shares of preferred stock, par value $0.0001 per share, from 5,000,000 shares to 30,000,000 shares; and completed a forward split of the issued and outstanding shares of common stock at a ratio of 10-for-1 (the “2024 Forward Stock Split”). On September 19, 2025, we effected a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-34 (the “2025 Reverse Stock Split”). The share number and related data in this Report have been updated to reflect the stock splits referenced above.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company bases these forward-looking statements on its expectations and projections about future events, which the Company derives from the information currently available to it. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

YeeTah sells a wide range of insurance products consisting of two major categories: (i) life and medical insurance, such as individual life insurance; and (ii) general insurance, such as automobile insurance, commercial property insurance, liability insurance and homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah is also licensed to provide customers with assistance on information collection, explanation of MPF products and policies (excluding investment advisory services), assistance with applications to set up MPF accounts, and transfer of funds across their respective MPF schemes. The MPF and the Occupational Retirement Schemes Ordinance (“ORSO”) in Hong Kong are retirement protection schemes set up for employees who are Hong Kong residents.

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

As of the date of this Report, YeeTah is a party to agreements with 24 insurance companies in Hong Kong, and offers approximately 629 insurance products to its individual customers. For the fiscal year ended March 31, 2026, approximately 31.3%, 26.1% and 11.6% of YeeTah’s total commissions was attributable to three insurance company, respectively. For the fiscal year ended March 31, 2025, approximately 68.1% and 12.4% of YeeTah’s total commissions was attributable to two insurance companies, respectively.

During the fiscal year ended March 31, 2026 and March 31, 2025, YeeTah had a total of 880 and 263 customers who purchased life and medical insurance products through YeeTah, and 9 and 36 individual customers who purchased general insurance products, as well as one and five customers for MPF related services, respectively. As of the date of this Report, YeeTah has not provided any customer ORSO related services.

As an independent insurance broker, YeeTah offers not only a broad range of insurance products underwritten by multiple insurance companies to address the diverse needs and preferences of increasingly sophisticated customers but also provides a range of quality services covering insurance policy application, customer information collection, analysis of policy selection, and after-sale services.

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

Hong Kong’s independent insurance intermediary market is experiencing rapid growth due to increasing demands for insurance products by the Chinese population, especially visitors from mainland China. Although we do not sell any insurance products in mainland China or solicit any customer in mainland China, we intend to grow our business by offering premium services and recruiting talent to join our professional team and sales force, expanding our distribution network through building more connections with business partners in Hong Kong and mainland China, such as wealth management companies, funds, trust companies, and overseas immigration agencies.

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

On December 16, 2021, the PCAOB, issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Our auditor, ZH CPA, LLC (“ZH CPA”), the independent registered public accounting firm that issues the audit report included in this Report, is headquartered in Denver, Colorado, and has been inspected by the PCAOB on a regular basis, with the last inspection in 2025. As of the date of this Report, our auditor is not among the firms listed on the PCAOB Determination List issued in February 2025. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S law, rules, and regulations. On December 15, 2022, the PCAOB vacated its previous Determination List, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. However, if in the future the PCAOB is prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, then the companies audited by those registered public accounting firms could be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in certain jurisdictions and we use an accounting firm headquartered in one of such jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which, among others, amended the HFCA Act to reduce the number of consecutive years an issuer can be identified a Commission-Identified Issuer before the SEC must impose an initial trading prohibition on the issuer’s securities from three years to two. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCA Act. See “Item 1.A. Risk Factors — Risks Related to Doing Business in Hong Kong — The HFCA Act and the related regulations continue to evolve. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCAOB determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us.” on page 37.

Transfers of Cash and Other Assets to and from Our Subsidiaries

QDM is a holding company incorporated in Florida with no material operations of its own, and we primarily conduct our insurance brokerage business through our indirectly wholly-owned subsidiary, YeeTah, in Hong Kong. We may rely on dividends and other distributions on equity to be paid by our Hong Kong operating subsidiary, YeeTah, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. Currently, substantially all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in mainland China. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Basic Law”), providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” The laws and regulations of the PRC do not currently have any material impact on transfer of cash from us to YeeTah or from YeeTah to us and the investors in the U.S. In addition, there are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate paying cash dividends in the near future. The declaration of dividends on any class of shares is within the discretion of our board of directors (the “Board”), subject to the Florida law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future, we will be dependent on receipt of funds from our Hong Kong operating subsidiary, YeeTah. None of our subsidiaries has made any dividends or distributions to us. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong. See “Item 1A. Risk Factors – Risks Related to Our Business and Industry – We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 32 and “Item 1A. Risk Factors – Risks Related to Doing Business in Hong Kong - Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock. Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC” on page 35.

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

On February 17, 2023, with the approval of the State Council, the CSRC promulgated the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. On May 16, 2023 and May 7, 2024, the CSRC promulgated the supporting guidelines No. 6 and No. 7 to the Trial Measures, respectively. Pursuant to the Trial Measures and their supporting guidelines, (i) domestic companies incorporated in mainland China that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a domestic company: (A) more than 50% of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China; and (iii) domestic companies listed on overseas over-the-counter markets are not required to file with the CSRC in accordance with the Trail Measures; however, domestic companies that seek to offer or list securities in overseas markets through an uplisting shall file with the CSRC pursuant to the requirements of the Trial Measures within three working days following their first submission of uplisting applications. In such circumstances, where a domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

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

The Competition Commission is an independent statutory body in Hong Kong established under the Competition Ordinance to investigate any contravention against the competition rules and enforce the provisions of the Competition Ordinance, and the Competition Tribunal is a superior court of record set up by the Competition Ordinance, as part of the Hong Kong judiciary, to hear and decide cases relating to competition law in Hong Kong. Under the guidelines and policies published by the Competition Commission, possible outcomes of the investigation of a contravention of the Competition Ordinance may include the acceptance by the Competition Commission of a commitment given by the infringer to take any action or refrain from taking any action, the issuance of a warning notice or infringement notice, the commencement of proceedings in the Competition Tribunal, the application for a consent order, the referral of the complaint to a government agency and the conduct of a market study. The Competition Tribunal may order remedies including imposing a pecuniary penalty as well as making disqualification order or other orders under the Competition Ordinance. The guidelines and policies published by the Competition Commission in Hong Kong did not mention any remedies which may affect an entity’s ability to accept foreign investment or list on a U.S./foreign exchange as a result of the non-compliance of the Competition Ordinance. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Failure to comply with Hong Kong Competition Law may result in material and adverse effect on our business, financial condition and results of operations.” beginning on page 31.

Operating our business in Hong Kong, we are subject to the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) (the “PDPO”) which sets out the principles that a person who, either alone, jointly or in common with other persons, controls the collection, holding, processing or use of personal data (“Data User”) must follow in any acts concerning information, existing in a form which access to or processing of is practicable, which relates to a living individual and can be used to identify that individual. Alleged failure to comply with applicable laws and regulations regarding data security or failure to protect user privacy, regardless of their validity, may result in negative news or media coverage of our business which may in turn damage our reputation, erosion of customer faith in us and material negative impact on our business, results of operations, and financial condition. Contravention with the PDPO may entitle the Privacy Commissioner for Personal Data to issue a written enforcement notice directing such Data User to take prescribed steps within a specified timeframe to remedy and prevent recurrence of contravention. Contravention with the above enforcement notice issued by the Privacy Commissioner for Personal Data is an offence and on first conviction, the offender is liable to a maximum fine of HK$50,000 and imprisonment for 2 years, with a daily penalty of HK$1,000. Subsequent convictions can result in a maximum fine of HK$100,000 and imprisonment for 2 years, with a daily penalty of HK$2,000.  The PDPO does not prescribe any express remedies regarding an entity’s ability to accept foreign investment or list on a U.S./foreign exchange as a result of the non-compliance of the PDPO. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Failure to comply with the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong may result in material and adverse effect on our business, financial condition and results of operations.” beginning on page 30.

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

On November 3, 2021, we acquired 100% of the issued and outstanding shares of QDMS, a company incorporated on February 6, 2020 in Cyprus. We acquired QDMS through an intermediary holding company, LGL, which was incorporated on July 29, 2021 in the BVI. Before the acquisition, Huihe Zheng was the sole shareholder of QDMS. As part of the acquisition, Mr. Zheng sold all the shares of QDMS to LGL for a consideration of EUR5,000 and at the same time the sole shareholder of LGL, Mengting Xu, transferred all her shares in LGL to us for a consideration of USD$1.00. As a result, we acquired 100% ownership of LGL, which, in turn, owned 100% of QDMS.

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

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Split are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted.

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

On September 16, 2025, the Company filed an Articles of Amendment to Articles of Incorporation of the Company with the Florida Division of Corporation to effect the 2025 Reverse Stock Split. The foregoing amendments were approved by the Company’s board of directors and shareholders holding approximately 93.6% of the voting power of the Company. As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split and the total number of issued and outstanding shares of common stock decreased from 291,563,930 shares to 8,575,679 shares. The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Preferred Stock were proportionately adjusted. The 2025 Reverse Stock Split was announced by the Financial Industry Regulatory Authority with an effective date of September 19, 2025. All numbers in this Report give effect to the 2025 Reverse Stock Split unless indicated otherwise.

Competitive Advantages

We believe that the following competitive strengths contribute to our growth and differentiate us from our competitors:

●	Premium Customer Service Experience. We believe providing superior customer service to our existing and potential customers is the most important aspect of our business in terms of brand building and product differentiation. We have designed our services to provide personalized customer service throughout the whole insurance purchase process, including in-depth customer needs analysis, product and plan customization, product evaluation and selection, and claim settlement related assistance.

●	Concentrated Insurance Product Offerings. Hong Kong’s independent insurance intermediary companies generally focus on both life insurance and property insurance, but our strategy has been to focus on life insurance because of generally higher commissions. As of March 31, 2026, YeeTah was a party to agreements with 24 insurance companies in Hong Kong and offers approximately 629 insurance products to its individual customers. We believe our ability to offer concentrated products and services makes us an attractive distributor for our insurance company partners and enables us to provide quality service to our customers.

●	Good Relationships with Insurance Companies. We maintain good relationships with the leading insurance companies in Hong Kong, which have very stringent requirements on selection of brokers. YeeTah has been working with them since 2015 and has been able to pass their annual evaluations and receive favorable commission rates.

●	Experienced Management Team in the Insurance Industry. YeeTah’s responsible officer has more than ten years of experience serving as a senior executive in the insurance industry and is familiar with the insurance intermediary industry and the regulatory environment in Hong Kong. In addition, YeeTah’s sales team includes three sales directors and two sales managers, each of whom have more than 10 years of experience in the insurance industry.

●	Strong Commitment to Rigorous Training and Development. Given the rapid development of new insurance products and the heavy reliance on face-to-face sales efforts in Hong Kong’s insurance industry, we believe that YeeTah’s strong in-house training program, which covers regulatory requirements, product knowledge and sales skills, gives it a competitive edge over the other professional insurance intermediaries and helps YeeTah retain its sales force and improve our sales. The training also emphasizes inculcating in YeeTah’s technical representatives our corporate culture of customer service and commitment to high ethical standards.

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

Products and Services

We market and sell two broad categories of insurance products: (i) life and medical insurance products, and (ii) general insurance products. As of the date of March 31, 2026, insurance products we sell are underwritten by 24 insurance companies in Hong Kong. In addition, as an MPF Intermediary, we also assist our customers with their MPF schemes in Hong Kong. Such services primarily include information collection, explanation of MPF products and policies (excluding investment advisory services), assistance with applications to set up MPF accounts, and transfer of funds across their respective MPF schemes.

Life and Medical Insurance Products

During the fiscal year ended March 31, 2026 and 2025, our life and medical insurance products collectively accounted for approximately 99.9% and 93.5%, respectively, of our net revenues. For life and medical insurance products purchased by our customers, we generally receive commissions in the range of 2.75% to 144% of the first-year premiums and in the range of 0% to 64.8% of renewal premiums.

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

General Insurance Products

During the fiscal year ended March 31, 2026 and 2025, our general insurance products accounted for less than 1.0% of our net revenues. For general insurance products purchased by our customers, we generally receive commissions from the insurance companies in the range of 8.0% – 57.5% of the premiums. The major general insurance products we offer or facilitate to individual customers can be further classified into the following categories:

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

MPF and ORSO Services

The MPF is a compulsory saving scheme (pension fund) for the retirement of residents in Hong Kong. Most employees and their employers are required to contribute monthly to the MPF schemes provided by approved private organizations based on the salary and period of employment of the employee. ORSO schemes are retirement schemes set up voluntarily by employers to provide retirement benefits for their employees. MPF is the mainstream retirement plan in Hong Kong. We introduce customers to the service providers of the MPF and ORSO schemes approved by MPFA as trustees to administer the MPF and ORSO schemes. As of March 31, 2026, there were a total 15 approved trustees in Hong Kong, of which, four have signed agreements with us in connection with its provision of MPF and ORSO related services. We assist employees who are Hong Kong residents to open personal accounts with a new approved trustee and employers in Hong Kong to set up corporate accounts. We receive service fees in the range of 1.0% – 5.0% of the total investment transferred by an employee/employer to the new trustee and are paid by the trustee once the transaction is completed. During the fiscal year ended March 31, 2026 and 2025, we serviced one and one customer, respectively, with account opening and transfer of funds across their respective MPF schemes.

Referral Business

Since December 2023, we have expanded our business model by entering into collaborative relationships with trust companies and other insurance brokerage companies in Hong Kong. Leveraging our existing customer resources, we refer customers to these partners, who will sell their applicable products to the referred customers based on their needs. In return for these referrals, we earn commissions based on a percentage of the transaction amount of products purchased by such customers referred by us. In the course of such business cooperation, we act solely as an intermediary providing referral services and are not involved in the issuance of financial products or the management of investment funds. Specifically, the provision of investment product referral services is deemed completed upon the confirmation of successful customer subscription and full receipt of relevant funds by the partnering trust companies. For insurance product referral services, the services are fully completed only after the expiry of the 21-day insurance policy cooling-off period. This mutually beneficial arrangement enables us to diversify our revenue streams while providing additional value to our customers by connecting them with trusted investment opportunities. During the year ended March 31, 2026 and 2025, we generated $1,572,446 and $1,252,973 from our referral business, respectively.

Distribution Network and Marketing

We rely on our technical representatives to market and sell insurance products in Hong Kong. As of March 31, 2026, our team included 23 technical representatives who exclusively work in insurance brokerage services for YeeTah in Hong Kong. YeeTah enters into referral agreements with business partners, pursuant to which the business partners will refer clients to YeeTah and are compensated for their referrals if referred clients purchase insurance through YeeTah.

Customers

By providing premium customer services to our customers, we strive to build a loyal customer base that generates referral and cross-selling opportunities, and that becomes returning customers, who purchase more than one product from us. During the fiscal year ended March 31, 2026 and 2025, we serviced a total of 880 and 263 customers with life and medical insurance, respectively, and 9 and 36 customers with general insurance, respectively. Of all of our customers in life and medical insurance, we had 41 from Hong Kong and 839 from mainland China for the fiscal year ended March 31, 2026, and 7 from Hong Kong and 256 from mainland China for the fiscal year ended March 31, 2025.

Collaboration with Insurance Companies

As of March 31, 2026, YeeTah is a party to long-term agreements with 24 insurance companies in Hong Kong, pursuant to which YeeTah is authorized to market and distribute certain insurance products of those companies to its customers. These agreements establish, among other things, the scope of our authority, the pricing of the insurance products YeeTah sells and its commission rates.

For the fiscal years ended March 31, 2026 and 2025, our top insurance company partners by commissions are as follows:

	Fiscal Year Ended March 31, 2026		Fiscal Year Ended March 31, 2025
Company Name	Commissions (In US$)	Percentage of Revenue	Commissions (In US$)	Percentage of Revenue
Company A	2,484,189.99	11.6%	1,042,291.63	12.4%
Company B	6,725,920.54	31.3%	5,708,644.81	68.1%
Company C	5,615,230.24	26.1%	95,444.97	1.1%

Competition

A number of industry players are involved in the distribution of insurance products in Hong Kong. We compete for customers on the basis of our competitive product offerings, premium customer services and reputation. Our principal competitors include:

●	Professional insurance brokerages. As of March 31, 2026, there were a total of 1,480 and 810 insurance agencies and insurance broker companies in Hong Kong, respectively. The insurance agencies represent insurance companies, and the insurance broker companies represent customers who purchase insurance products. The rest of the insurance brokerages are other businesses which sell insurance products, such as commercial banks. With an increasing consolidation expected in the insurance brokerage sector in the coming years, we expect competition within this sector to intensify.

●	Insurance companies. We compete against insurance companies that rely on their own sales force to distribute their products. All large insurance companies use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and are able to offer our customers a broader range of insurance products underwritten by multiple insurance companies.

●	Other business entities. In Hong Kong, some business entities may distribute insurance products as an ancillary business, primarily commercial banks. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of insurance products and professional services.

Although some of our competitors have operated for a longer period of time than us, with more market shares and greater brand influence, we believe that our team’s years of experience in the insurance industry, as well as our quality customer service, enable us to better respond and adapt to fast changing insurance market conditions compared to the larger competitors.

Seasonality

Our income is subject to quarterly fluctuations as a result of the seasonality of the insurance business, the timing of policy renewals and the net effect of new and lost business. In the life insurance industry, the insurance companies, under pressure to meet their annual sales targets, would usually increase their sales efforts during the fourth quarter of a year by, for example, offering more incentives for insurance brokerages to increase sales. As a result, income derived from life insurance products for the fourth quarter of a calendar year is generally the highest among all four quarters. Additionally, business activities, including buying and selling insurance, usually slow down during the Chinese New Year holiday, which occurs during the first quarter of each year. However, as a result of our initiatives to mitigate the seasonal trends and growth strategy to expand our business, we did not see the same seasonality as the industry. We recorded our best performing quarter in the fourth quarter of our fiscal year ended March 31, 2026 (i.e., the first quarter of the calendar year).

Intellectual Property

As of March 31, 2026, we had no registered or registration-pending intellectual property.

Employees and Technical Representatives

As of March 31, 2026, we had 11 full-time employees, including two executive officers and nine full-time employees. Eight of the 11 full-time employees are qualified technical representatives. We also have 15 representatives who are independent contractors. Technical representatives are licensed individuals who provide advice to a policy holder or potential policy holder on insurance matters for an insurance agent or broker, or arrange contracts of insurance in or from Hong Kong on behalf of that insurance agent or broker. YeeTah’s affiliated technical representatives (who are not our employees) are solely compensated via commissions on sales of insurance policies. The commissions YeeTah pays its technical representatives vary from 100% to 170% of the basic commission rate provided by each insurance company.

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

Regulations Related to Insurance Intermediaries

Effective September 23, 2019, IA took over the regulation of insurance agents and brokers (collectively, “Insurance Intermediaries”) from the three self-regulatory organizations (i.e., the Insurance Agents Registration Board established under The Hong Kong Federation of Insurers, The Hong Kong Confederation of Insurance Brokers and The Professional Insurance Brokers Association) and becomes the sole regulator to license and supervise all Insurance Intermediaries in Hong Kong. The Insurance Authority of Hong Kong (the “IA”) is responsible for supervising Insurance Intermediaries’ compliance with the provisions of Insurance Ordinance (Chapter 41 of the Laws of Hong Kong) (the “IO”), and the relevant regulations, rules, codes and guidelines issued by the IA. The IA is also responsible for promoting and encouraging proper standards of conduct of Insurance Intermediaries, and has regulatory powers in relation to licensing, inspection, investigation and disciplinary sanctions.

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

As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000). In respect of licensed insurance broker companies which were previously registered under the self-regulatory regime (and which continue to be licensed under the new regulatory regime effective from September 23, 2019 mentioned above) (“specified insurance broker companies”), the Broker Rules stipulated a 4-year plus phase-in transitional arrangement, pursuant to which, “specified insurance broker company” is required to maintain the amount of paid-up share capital and net assets of (i) not less than HK $100,000 ($12,821) for the period from September 23, 2019 to December 31, 2021 and (ii) not less than HK $300,000 ($38,462) for the period from January 1, 2022 to December 31, 2023.

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

Regulations Related to Personal Data

Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong)

The Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) (“PDPO”) imposes a statutory duty on data users to comply with the requirements of the six data protection principles (the “Data Protection Principles”) contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are:

●	Principle 1 - purpose and manner of collection of personal data;

●	Principle 2 - accuracy and duration of retention of personal data;

●	Principle 3 - use of personal data;

●	Principle 4 - security of personal data;

●	Principle 5 - information to be generally available; and

●	Principle 6 - access to personal data.

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

Item 1A. Risk Factors

Our business is subject to many significant risks, as more fully described in this section entitled “Risk Factors.” If any of the risks discussed in this Report actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

Summary of Risk Factors

Risks Related to Our Business and Industry

●	Our operating subsidiary derives a significant portion of revenues from selling insurance products supplied by our major insurance company partners and our business is subject to concentration risks arising from dependence on a single or limited number of insurance company partners.

●	All of our sales of life and medical insurance products and general insurance products are conducted through our licensed technical representatives. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

●	Misconduct of the technical representatives may also have a material adverse effect on our business, results of operations or financial condition.

●	Failure to obtain, renew, or retain licenses, permits or approvals may affect our ability to conduct or expand our business.

●	If we fail to comply with Hong Kong regulations on referral arrangements and benchmark referral fees, we may be subject to regulatory sanctions, including suspension or revocation of our insurance broker license, and our business, financial condition and results of operations could be materially and adversely affected.

●	We face intense competition in the insurance intermediary industry in Hong Kong. If we are unable to compete effectively with both existing and new market participants, we may lose customers and our financial results may be negatively affected.

●	Our commission revenue is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. The factors that cause the quarterly variations are not within our control.

Risks Related to Doing Business in Hong Kong

●	Political risks associated with conducting business in Hong Kong and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that changes in the policies of the PRC government could have a significant impact upon the business we conduct in Hong Kong and the profitability of such business.

●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition.

●	The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region could impact our Hong Kong operating subsidiary.

●	The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of the PRC must conduct their business activities. We are a Hong Kong-based company with no operations in mainland China. There is a risk that the PRC government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong or PRC-based issuers. Any such action of the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause our securities to significantly decline in value or become worthless.

●	In light of the PRC government’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	We may rely on dividends and other distributions on equity paid by the Hong Kong operating subsidiary to fund any cash and financing requirements it may have, and any limitations or restrictions, prohibitions, interventions or limitations by the PRC government on the ability of the Company or our Hong Kong operating subsidiary to transfer cash or assets in or out of Hong Kong may result in these funds or assets not being available to fund operations or for other uses outside of Hong Kong, which on the ability of the Hong Kong operating subsidiary to make payments to the Company could have a material and adverse effect on the business.

●	Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or investigate completely our auditor.

●	It may be difficult for shareholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our shareholders.

●	Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

Risks Related to Our Common Stock

●	An active market for our common stock may never develop, and we are under no obligation to seek out a more active market for our common stock.

●	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

●	Our controlling shareholder may exercise significant influence over us and may be subject to conflicts of interest.

●	Shares of Series B Preferred Stock, which are held by Mr. Huihe Zheng, our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock; in addition, Mr. Zheng, as our controlling shareholder, may exercise significant influence over us and may be subject to conflicts of interest.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	Our management has determined that our disclosure controls and procedures were not effective as of March 31, 2026 and we have identified material weaknesses in our internal control over financial reporting.

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

We derive a significant portion of revenues from selling insurance products supplied by our major insurance company partners. For the fiscal year ended March 31, 2026, approximately 31.3%, 26.1% and 11.6% of our total commissions were attributable to three insurance company, respectively For the fiscal year ended March 31, 2025, approximately 68.1% and 12.4% of our total commissions were attributed to two insurance company, respectively.

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

As of March 31, 2026, we had 23 technical representatives, 8 of whom are our full-time employees. Competition for technical representatives is intense and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to attract and retain highly productive technical representatives, our business could be materially and adversely affected.

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

We rely on referrals as an important source of new clients, including visitors from mainland China. As a licensed insurance broker company in Hong Kong, YeeTah is subject to the Insurance Ordinance (Cap. 41) and the supervision of the IA, including its requirements on the use of referrers and on cross-border business. Under Hong Kong law and IA guidance, only licensed insurance intermediaries may carry on regulated activities such as advising on and arranging insurance policies. Business models that, in substance, shift selling or advisory activities to unlicensed persons or incentivize unlicensed selling are prohibited.

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

On September 1, 2025, the IA issued a further circular on referral fees in respect of certain participating policies. With effect from October 1, 2025, the IA adopted 50% of the total commission or other remuneration receivable by a licensed insurance broker company from an authorized insurer for introducing, arranging and servicing a participating policy as a benchmark for referral fees (the “Benchmark”) paid by licensed insurance broker companies to referrers. Licensed insurance brokers that pay referral fees above the Benchmark are expected to provide enhanced disclosures and explanations, and will be subject to on-site inspections, and off-site reviews of their corporate governance and internal controls to inform the license renewal process. The IA will also evaluate the strength of the intermediary management oversight exercised by the authorized insurers in working with licensed insurance broker companies to ensure that the Benchmark has been taken into account during their due diligence process. Historically, including in the quarter ended September 30, 2025, we paid referral fees to certain referrers at rates exceeding 50% of the commissions or other remuneration we received in respect of underlying policies. We lowered referral fees paid to referrers to levels not exceeding the Benchmark from October 1, 2025 and strengthened our internal controls to ensure that all regulated activities are performed by our licensed technical representatives.

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

Our commission revenue is subject to quarterly fluctuations as a result of the seasonality of our business, the timing of policy renewals and the net effect of new and lost business. In the insurance industry in Hong Kong, the commission revenue from life and medical insurance products is generally the highest during the fourth quarter of a calendar year because of the insurance companies’ drive to meet year end targets, and is generally lowest during the first quarter of a calendar year because business activities usually slow down during the Chinese New Year holiday, which falls within this time period. Additionally, regulatory changes to product design may result in cessation of products from time to time and cause quarterly fluctuation in the results of our operations. Moreover, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations, and many of our insurance products last more than one year, contributing to the annual fluctuations in sales. However, our initiatives to mitigate the seasonal trends and growth strategy to expand our business may also affect our seasonal performances. For example, we recorded our best performing quarter in the fourth quarter of our fiscal year ended March 31, 2026 (i.e., the first quarter of the calendar year), different from the general industry trend. As a result of the factors discussed above, quarterly or annual comparisons of our operating results may not be used as an indication of our future performance.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by our Hong Kong subsidiaries to us. See “Item 1. Business – Regulation - Regulations Related to Hong Kong Taxation.” Any limitation on the ability of our Hong Kong subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

On June 30, 2020, the Standing Committee of the PRC National People’s Congress passed the Hong Kong National Security Law. Hong Kong’s chief executive promulgated it in Hong Kong later the same day. This law defines the duties and government bodies of the Hong Kong for safeguarding national security and four categories of offences - secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security - and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong operating subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, the business operations, our financial position and results of operations could be materially and adversely affected.

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

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Hong Kong National Security Law. This law defines the duties and government bodies of Hong Kong for safeguarding national security and four categories of offences-secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security-and their corresponding penalties. On July 14, 2020, former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including then Hong Kong chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law”. On March 16, 2021, the U.S. State Department submitted a report listing an additional 24 foreign persons determined to meet the HKAA criteria. This report is an update to the October 2020 and March 2021 reports, consistent with section 5(e) of the HKAA. In July 2021, President Joe Biden warned investors about the risks of doing business in Hong Kong and on July 16, 2021, the U.S. Departments of State, Commerce, Homeland Security and the Treasury issued an advisory saying China’s push to exert more control over Hong Kong threatens the rule of law and endangers employees and data. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like us. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected.

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

Risks Related to Our Common Stock

An active market for our common stock may never develop, and we are under no obligation to seek out a more active market for our common stock.

There is a thin trading market or “float” for our common stock the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to:

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

Our Chairman of the Board, Chief Executive Officer and President, Huihe Zheng, owns approximately 99.2% of our outstanding voting power. Mr. Zheng thus has the power, on his own, to determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, approval of equity incentive plans, and other significant corporate actions. Mr. Zheng also has the power to prevent or cause a change in control. In addition, without the consent of Mr. Zheng, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zheng may differ from the interests of our other shareholders, which cause him to be faced with conflicts of interests that may not be resolved in favor of or to the satisfaction of our minority shareholders.

Shares of Series B Preferred Stock, which are held by our Chairman of the Board, Chief Executive Officer, have super voting rights that may adversely affect our holders of common stock.

Except as required by law, shares of Series B Preferred Stock (which are currently held by Huihe Zheng, our Chairman of the Board, Chief Executive Officer) are entitled to super voting rights. Each share of Series B Preferred Stock is entitled to 100 votes and will vote on all matters upon which common stock holders are entitled to vote. The voting rights of holders of our common stock will be diluted as a result of these super voting rights.

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

In connection with the preparation of our financial statements for the fiscal years ended March 31, 2026 and 2025, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of March 31, 2026, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting. The material weaknesses result from the following: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

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

Our articles of incorporation allow our Board to create new series of preferred stock without approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

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

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the fiscal year ended March 31, 2026.

Item 2. Properties.

Our principal executive office is located at Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong. YeeTah entered into a three-year term lease in February 2025 for this space for a monthly rent of HK$24,783.

Additionally, in April 2026, YeeTah entered into a 22-month lease for the space at Room 1027, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong, the monthly rent for which is HK$55,936.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED MARCH 31, 2025:
First Quarter	81.94	41.14
Second Quarter	131.24	35.36
Third Quarter	159.8	65.96
Fourth Quarter	65.96	34.0

FISCAL YEAR ENDED MARCH 31, 2026:
First Quarter	98.6	51.0
Second Quarter	98.94	51.0
Third Quarter	148.92	45.9
Fourth Quarter	69.92	29.52

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Shareholders of Record

As of June 29, 2026, we had approximately 384 shareholders of record. Because certain shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders.

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

Since December 2023, we have expanded our business model by entering into collaborative relationships with trust companies and other insurance brokerage companies in Hong Kong. Leveraging our existing customer resources, we refer customers to these partners, who will sell their applicable products to the referred customers based on their needs. In return for these referrals, we earn commissions based on a percentage of the transaction amount of products purchased by such customers referred by us. In the course of such business cooperation, we act solely as an intermediary providing referral services and are not involved in the issuance of financial products or the management of investment funds. Specifically, the provision of investment product referral services is deemed completed upon the confirmation of successful customer subscription and full receipt of relevant funds by the partnering trust companies. For insurance product referral services, the services are fully completed only after the expiry of the 21-day insurance policy cooling-off period.

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

On May 22, 2026, the Company’s Board approved the QDM International Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was subsequently registered through Form S-8 filed on June 2, 2026. The 2026 Plan is designed to attract, retain, and motivate directors, consultants, and key employees to exert their best efforts on behalf of the Company and align their interests with those of the Company’s stockholders. Under the 2026 Plan, the Company has authorized the issuance of up to 1,295,427 shares of common stock for awards, subject to an automatic annual increase beginning January 1, 2027. As of the date of this Report, 2026, the Company has not issued or granted any shares under the 2026 Plan.

On May 13, 2026, the Company incorporated Yau Tat Holding Limited (“Yau Tat BVI”), a BVI company 100% owned by the Company. On June 3, 2026, through Yau Tat BVI, the Company incorporated Yau Tat Group Limited (“Yau Tat HK”), a Hong Kong corporation 100% owned by Yau Tat BVI.

Results of Operations

Years Ended March 31, 2026 and 2025

The following table presents an overview of the results of operations for the years ended March 31, 2026 and 2025:

	For the Year Ended March 31,
	2026	2025
Revenue:
Insurance brokerage services	$19,903,300	$7,128,301
Referral business	1,572,446	1,252,973
Total revenue	21,475,746	8,381,274
Cost of sales	9,964,867	1,064,039
Gross profit	11,510,879	7,317,235

Operating expenses
General & administrative expenses	$2,361,443	$1,411,945
Total operating expenses	2,361,443	1,411,945

Income from operations	9,149,436	5,905,290

Total other income	111,920	4,423

Current income tax expenses	1,728,035	1,086,375

Net income	$7,533,321	$4,823,338

Revenue

Revenue from insurance brokerage services increased by approximately $12.8 million, or 179.2% for the year ended March 31, 2026 as compared to the same period of 2025. The increase was mainly due to: (i) the expansion of our collaboration with existing insurance partners during the year ended March 31, 2026; (ii) the addition of new insurance partners; (iii) an increase in the number of insurance policies that generated commissions for us; and (iv) an increase in commission rates.

Revenue from referral business increased by approximately $319,000, or 25.5% for the year ended March 31, 2026, as compared to the year ended March 31, 2025. The increase was mainly due to our new cooperation with insurance brokerage agents.

Cost of sales

Cost of sales increased by approximately $8.9 million, or 836.5%, for the year ended March 31, 2026 as compared to the same period of 2025. The increase was primarily due to higher referral fees paid. During the year ended March 31, 2026, the Company experienced an increase in referral fee rates as requested by certain referrers in response to the market conditions. To align with the market conditions and maintain competitiveness and sales performance, from April 2025 to September 2025, the Company implemented incentive arrangements under which referral agents were compensated through increased referral commission rates, with the majority of such rates raised to 90%, or through the payment of performance-based bonuses. In comparison, the referral fee rates during the year ended March 31, 2025 were approximately 10%.

In light of circulars issued by the IA in 2024 and 2025, including the adoption of a 50% benchmark for referral fees, we expect that referral fee rates in the market will gradually normalize as industry participants adjust to these regulatory requirements. Consistent with our expectations and compliance with the IA’s guidance, we have adjusted our referral fee rates to approximately 50%, at or below the benchmark level, for the period from October 2025 to March 2026. As a result, we recorded an incremental commission expense in the year ended March 31, 2026.

Gross profit

Gross profit margin decreased by approximately 33.7% for the year ended March 31, 2026 as compared to the same period of 2025, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, bonus to employees, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $949,000, or 67.2%, for the year ended March 31, 2026 as compared to the same period of 2025. The change is primarily due to hiring of more employees, increases in employee salaries, increased travelling and transportation expenses, and the payment of a cash bonus to our Chief Executive Officer.

Other income

Other income increased by approximately $107,000, or 2,430.4%, for the year ended March 31, 2026 as compared to the same period of 2025. For the year ended March 31, 2026, other income was mainly attributable to interest income from time deposits. For the same period in 2025, other income was mainly attributable to a one-time gain, partially offset by bank charges. The change is primarily due to the interest income from time deposits recognized during the fiscal year of 2026, with no such income recognized in the same period of 2025.

Current income tax expenses

Current income tax expenses increased by approximately $642,000, or 59.1%, for the year ended March 31, 2026 as compared to the same period of 2025. The change is primarily due to increase in profits in the year ended March 31, 2026.

Net income

As a result of the factors described above, net income for the year ended March 31, 2026 increased by approximately $2.7 million, or 56.22%, as compared to the same period of 2025.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities. As of March 31, 2026 and March 31, 2025, we had $10,328,590 and $8,557,305, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000). YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2026.

The table below shows our cash flow for the periods indicated:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Net cash provided by operating activities	$1,771,285	$4,082,303
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(683,221)
Effect of Exchange rate changes on cash	—	—
Net increase in cash, cash equivalents	1,771,285	3,399,082
Cash and cash equivalents at beginning of period	8,557,305	5,158,223
Cash and cash equivalents at end of period	$10,328,590	$8,557,305

Operating Activities:

Net cash generated from operating activities was approximately $1.8 million for the year ended March 31, 2026, compared to net cash generated from operating activities of approximately $4.1 million for the same period in 2025, representing a decrease of approximately $2.3 million in the net cash inflow in operating activities. The decrease in net cash generated from operating activities was primarily due to changes in working capital, partially offset by an increase in net income of approximately $2.7 million for the year ended March 31, 2026, compared to the same period of 2025. The significant changes in working capital were as follows:

(1)	Increase in accounts receivable resulted in an approximately $1.2 million cash outflow for the year ended March 31, 2026 compared to an approximately $1.5 million cash outflow for the same period of 2025, which led to an approximately $324,000 decrease in net cash outflow from operating activities.

(2)	Decrease in accounts payable and accrued liabilities resulted in an approximately $204,000 cash outflow for the year ended March 31, 2026 compared to an approximately $281,000 cash outflow for the same period of 2025, which led to an approximately $77,000 decrease in net cash outflow from operating activities.

(3)	Increase in short-term and long-term prepaid expenses resulted in an approximately $3.9 million cash outflow for the year ended March 31, 2026 compared to an approximately $68,000 cash outflow for the same period of 2025, which led to an approximately $3.8 million increase in net cash outflow from operating activities. During the period, the Company made several prepayments to newly contracted referrers for future referral fees. As of March 31, 2026, the outstanding prepaid balance was approximately HK$31.2 million (US$4.0 million), with the remainder having been applied against referral fees incurred. Subsequent to March 31, 2026, approximately HK$9.67 million (US$1.24 million) of the outstanding prepaid balance was applied against referral fees during April 2026. Management of the Company expects the prepaid amount to be fully credited against the referral fees payable to the referrer by the end of March 31, 2027.

(4)	Decrease in income tax payable resulted in an approximately $480,000 cash outflow for the year ended March 31, 2026 compared to an approximately $1.1 million cash inflow for the same period of 2025, which led to an approximately $1.6 million increase in net cash outflow from operating activities.

Investing Activities:

No cash was used in investing activities during the year ended March 31, 2026 and 2025.

Financing Activities:

No cash was used in financing activities during the year ended March 31, 2026.

Net cash used in financing activities was approximately $683,000 for the year ended March 31, 2025, which was primarily attributable to the repayment to related parties of approximately $1.3 million, partially offset by proceeds from the issuance of Series B preferred stock for $600,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of March 31, 2026 are summarized as follows:

Operating lease

	2023 Office Lease	2025 Office Lease	Total
2027	6,441	38,128	44,569
2028	—	31,773	31,773
Total future minimum lease payments	$6,441	$69,901	$76,342
Less: imputed interest	(55)	(4,904)	(4,959)
Total operating lease liability	$6,386	$64,997	$71,383
Less: operating lease liability - current	6,386	34,317	40,703
Total operating lease liability – non current	$—	$30,680	$30,680

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

Off-balance Sheet Commitments and Arrangements

As of March 31, 2026, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

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

Under the supervision of our Certifying Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of March 31, 2026: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors, director nominee, and executive officers of the Company as of the date of this Report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified.

Name	Age	Positions
Huihe Zheng	45	Chairman of the Board, Chief Executive Officer and President
Wei Li	41	Chief Financial Officer and Secretary
Timothy Miles	79	Director
Fawn Ren	52	Director
Lei Sun	47	Director Nominee

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

Wei Li has served as the Chief Financial Officer and Secretary of the Company since August 5, 2024. Ms. Li has over 20 years of experience in accounting and management. Since October 2019, Ms. Li has been a Partner and the Chief Financial Officer of Beyond Consultancy Corporation, a company that provides capital market solutions for companies planning to go public, assists companies in the preparation of their financial statements in accordance with U.S. GAAP and provides consultation on accounting related matters. Since July 2025, Ms. Li has served as director of MaxsMaking Inc. (Nasdaq: MAMK), a China-based company focusing on manufacturing customized consumer goods. From August 2023 to May 2024, Ms. Li served as Chief Financial Officer of Hongchang International Co., Ltd (OTC: HCIL), a company engaged in international food trade and processing, where she was responsible for the relevant matters during the reverse merger of the company. From April 2018 to February 2021, Ms. Li served as the Chief Financial Officer of Heyu Biological Technology Corporation (OTC: HYBT), a Malaysian company specializing in cancer cell therapy, where she oversaw the financial management matters of the company. From March 2018 to September 2019, Ms. Li served as an independent director of Dragon Victory International Limited (Nasdaq: LYL), a China-based crowdfunding platform company. From December 2011 to July 2017, she served as the Chief Financial Officer of China Education Alliances, Inc. (formerly NYSE: CEU), an online education company, where she oversaw the financial management matters of the company. From August 2010 to December 2011, Ms. Li worked as a senior consultant with PricewaterhouseCoopers, an international leading management consulting firm, where she focused on risk and control functions and provided audit, internal control advice and SOX compliance services to both public and private companies. From March 2006 to July 2010, Ms. Li served as senior auditor and tax advisor at RB Accountants, an accounting firm in Australia, where she provided financial auditing, planning and tax advice to both local and multinational companies. Ms. Li held a bachelor’s degree in Business (Accountancy) from Queensland University Technology in Australia in 2006. She has been a certified public accountant in Australia since 2010, and became a Fellow of Certified Practice Accountant (FCPA) in 2024.

Timothy Miles has been the president and owner of Happiness Now Hypnosis LLC, a hypnotherapy company, since 2016. Mr. Miles has served as a director of the Company since January 2020. From 1999 through 2016, Mr. Miles was the president of Littlepond Enterprises, Inc., a business consulting firm. Mr. Miles attended the University of California at Davis, but did not receive a degree. We believe Mr. Miles’ decades’ experience in business management and consulting qualifies him to serve on the Board.

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

Director Independence

We are not currently listed on a national stock exchange and not required to maintain a majority of independent directors. We have submitted an application to list our common stock on Nasdaq and our application is under review. as of the date of this Report.

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

Code of Conduct and Ethics

We currently do not have a Code of Ethics, but will adopt a Code of Ethics and Business Conduct that is applicable to all of our employees, executive officers, and directors upon listing of our common stock on Nasdaq.

Delinquent Section 16(a) Reports

Section   16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of its common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us, we believe that all reports applicable to our executive officers, directors and greater than ten percent beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as the executive officer during the fiscal years ended March 31, 2026 and 2025.

Summary of Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Huihe Zheng	2026	91,129	—	—	—	700,000	*	791,129
Chief Executive Officer and Chairman	2025	—	—	—	—	—		—

Wei Li	2026	120,000		—	—			120,000
Chief Financial Officer	2025	78,710		—	—	—		78,710

*	Pursuant to the Zheng Agreement (as defined below), Mr. Zheng was awarded a one-time special bonus of $700,000 within sixty (60) days of the effective date of the Zheng Agreement.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of March 31, 2026.

On May 22, 2026, the Company’s Board approved the 2026 Plan, which was subsequently registered through Form S-8 filed on June 2, 2026. The 2026 Plan is designed to attract, retain, and motivate directors, consultants, and key employees to exert their best efforts on behalf of the Company and align their interests with those of the Company’s stockholders. Under the 2026 Plan, the Company has authorized the issuance of up to 1,295,427 shares of common stock for awards, subject to an automatic annual increase beginning January 1, 2027. As of the date of this Report, 2026, the Company has not issued or granted any shares under the 2026 Plan.

Employment Agreements

Employment Agreement with Huihe Zheng

Effective as of December 11, 2025, the Company and Mr. Zheng entered into an employment agreement (the “Zheng Agreement”). Under the Zheng Agreement, Mr. Zheng is entitled to an annual salary of $300,000 for his services as the Chief Executive Officer of the Company. Additionally, Mr. Zheng is entitled to (1) a one-time special bonus of $700,000 to be paid within sixty (60) days of the effective date of the Zheng Agreement for his past performance and contributions to the Company and (2) a one-time special bonus of $300,000 to be paid within six (60) days after the Company’s uplisting to Nasdaq. He is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. His employment has an initial term of three years and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Pursuant to the Zheng Agreement, the Company may terminate Mr. Zheng’s employment for cause, at any time, without notice or remuneration, for certain acts, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to the detriment of the Company, or misconduct or a failure to perform agreed duties and such failure continuing after she is afforded not less than fifteen (15) days to cure such failure. In such case, Mr. Zheng will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and his right to all other benefits will terminate, except as required by any applicable law. The Company may also terminate Mr. Zheng’s employment without cause upon 30 days’ advance written notice. In such case of termination by the Company, Mr. Zheng will be entitled to the amount of base salary earned and not paid prior to termination.

Pursuant to the Zheng Agreement, if the Company experiences a change of control transaction, as set forth therein, upon the termination of his employment, Mr. Zheng will be entitled to a severance payment consisting of (1) a lump-sum cash payment equal to one (1) month of his base salary, determined based on the higher of the his annual base salary immediately prior to the termination or as of the termination date; and (2) a lump sum cash payment equal to a pro-rated amount of his annual bonus for the fiscal year immediately preceding the termination. Such severance payment is due and payable in a lump sum within seventy-four (74) days of his termination date.

Pursuant to the Zheng Agreement, Mr. Zheng may terminate his employment at any time with 30 days’ prior written notice to the Company without cause or if (1) there is a material reduction in his authority, duties and responsibilities unless such reduction was made with his consent, or (2) there is a material reduction in his annual salary. Upon his termination of the employment due to any aforementioned reasons, the Company shall provide compensation to Mr. Zheng the equivalent to one month of his base salary that she is entitled to immediately prior to such termination.

The Zheng Agreement also contains customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

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

Director Compensation

The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal year ended March 31, 2026.

Name and Principal Position(2)	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Timothy Miles	2026	12,000	—	—	—	—	—	12,000

Fawn Ren	2026	12,000	—	—	—	—	—	12,000

Other than Mr. Zheng, each director is entitled to an annual cash compensation of $12,000 for each calendar year of service as director. Ms. Ren is also entitled to reimbursement for reasonable, pre-approved expenses incurred by her in connection with the performance of her responsibilities as our director.

We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity, although we may choose to adopt a policy in the future. Salaries are established by our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as June 29, 2026 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors as a group. Beneficial ownership of shares and percentage ownership are determined in accordance with the SEC’s rules.

Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. The percentage of class is based on 8,636,186 shares of common stock, and 6,013,500 shares of Series B Preferred Stock issued and outstanding as of the date of this Report. As of the date of this Report, no shares of Series A preferred stock or Series C Preferred Stock were issued and outstanding.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is Room 1030B, 10/F, Ocean Centre, Harbour City, 5 Canton Road, Tsim Sha Tsui, Hong Kong.

Name of Beneficial Owner 5% shareholders	Shares of Common Stock	Percentage of Shares of Common Stock	Shares of Series B Preferred Stock(1)	Percentage of Shares of Series B Preferred Stock(1)	Percentage of Aggregate Voting Power
Morgan Capital Limited(2)	1,470,589	17.0%	-	-	*
Goldman Sachs Capital Limited(3)	771,787	8.9%	-	-	*
Barclays Capital Limited (4)	771,787	8.9%	-	-	*
Directors and Officers
Huihe Zheng	3,639,041	42.1%	6,013,500	100%	99.2%
Wei Li		-	-	-	-
Fawn Ren		-	-	-	-
Timothy Miles	2,403	*	-	-	*
Director Nominee
Lei Sun	-	-	-	-	-
All officers, director nominee and directors as a group (five persons)	3,641,444	42.2%	6,013,500	100%	99.2%

*	Less than 1%

(1)	Each share of Series B Preferred Stock entitles the holder to 100 votes on all corporate matters submitted for shareholder approval.

(2)	1,470,589 shares of common stock are directly held by Morgan Capital Limited, a Cayman Islands exempted company, of which Willington Capital Limited owns 99% equity interest and Huizhu Zheng owns 1%. Huili Shen, as the sole shareholder and director of Willington Capital Limited, holds the voting and dispositive power over 1,455,883 shares of our common stock held by Morgan Capital Limited. Mr. Zheng holds the voting and dispositive power over 14,706 shares of our common stock held by Morgan Capital Limited. The address for Morgan Capital Limited is Suite 102, Cannon Place, P.O. Box 712, North Sound Rd., George Town Grand Cayman, KY1-9006, Cayman Islands.

(3)	771,787 shares of common stock are directly held by Goldman Sachs Capital Limited, a Cayman Islands exempted company, of which Ruiyin Capital Limited owns 99% equity interest and Na Sheng owns 1%. Erkai Wang, as the sole shareholder and director of Ruiyin Capital Limited, holds the voting and dispositive power over 764,069 shares of Goldman Sachs Capital Limited. Ms. Sheng holds the voting and dispositive power over 7,718 shares of Goldman Sachs Capital Limited. The address for this shareholder is Flat D, 63/F, Blk 2, The Victoria Towers 188, Canton Rd, Tsim Sha Tsui, Kowloon, Hong Kong.

(4)	771,787 shares of common stock are directly held by Barclays Capital Limited, a Cayman Islands exempted company, of which Barclays Capital Limited owns 99% equity interest and Yuyan Zhang owns 1%. Shimei Zhou, as the sole shareholder and director of Barclays Capital Limited, holds the voting and dispositive power over 764,069 shares of Barclays Capital Limited. Ms. Zhang holds the voting and dispositive power over 7,718 shares of Barclays Capital Limited. The address for Barclays Capital Limited is 3-212 Governors Square, 23 Lime Tree Bay Avenue, P.O. Box 30746, Seven Mile Beach, Grand Cayman Ky1-1203, Cayman Islands.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

We had the following related party transactions for the fiscal years ended March 31, 2026 and 2025:

(i)	During the year ended March 31, 2026, no advances were made by Huihe Zheng to the Company. During the year ended March 31, 2025, Huihe Zheng advanced $129,056 to the Company to support its operations.

(ii)	During the year ended March 31, 2026, the Company paid $700,000 to Huihe Zheng in connection with a one-time special bonus in recognition of his past performance and contributions to the Company. During the year ended March 31, 2025, no payment was made by the Company to Huihe Zheng.

(iii)	During the year ended March 31, 2026, no repayment was made by the Company to Huihe Zheng. During the year ended March 31, 2025, the Company repaid $812,277 to Huihe Zheng.

(iv)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Related Party Balance

As of March 31, 2026 and March 31, 2025, the Company did not have any amounts due from or due to related party.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, ZH CPA, during the fiscal years ended March 31, 2026 and 2025 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2026	2025
Audit Fees	$135,000	$115,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$135,000	$115,000

Pre-Approval Policies and Procedures

Our Board is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related party transactions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-19 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.2	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 16, 2021)
3.3	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
3.5	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2025)
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed on May 1, 2020)
4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on July 1, 2024)
10.1+	Broker Agreement dated November 16, 2015, by and between Company A and YeeTah Insurance Consultant Limited, as supplemented (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.2+	Broker’s Contract, dated October 19, 2015, by and between Company B and YeeTah Insurance Consultant Limited, as supplemented (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.3+	Agreement dated November 6, 2017, by and between Company C and YeeTah Insurance Consultant Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020)
10.4	Director Offer Letter, dated November 6, 2024, by and between the Company and Fawn Ren (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2024)
10.5	Employment Agreement, dated August 5, 2024, by and between the Company and Wei Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.6	Employment Agreement, dated December 11, 2025, by and between the Company and Huihe Zheng, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025
10.7	Securities Subscription Agreement, dated October 9, 2024, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2024)
10.8	Form of Indemnification Escrow Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on October 2, 2025)
10.9	Shareholder Agreement, dated October 1, 2025, by and between the Company and Huihe Zheng (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 2, 2025)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on July 1, 2024)
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDM International Inc.

Date: June 29, 2026	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huihe Zheng	Chairman of the Board, Chief Executive Officer and President	June 29, 2026
Huihe Zheng	(principal executive officer)

/s/ Wei Li	Chief Financial Officer and Secretary	June 29, 2026
Wei Li	(principal accounting and financial officer)

/s/ Timothy Miles	Director	June 29, 2026
Timothy Miles

/s/ Fawn Ren	Director	June 29, 2026
Fawn Ren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

QDM International Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

June 29, 2026

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.710 Email: admin@zhcpa.us

QDM INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND 2025

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,328,590	$8,557,305
Accounts receivable, net of credit loss allowance of $nil and $nil	2,897,114	1,702,217
Prepaid expenses and deposits	4,057,519	144,768
Total current assets	17,283,223	10,404,290

Right of use assets – operating lease	73,003	185,662
Long-term prepaid expenses and deposits	86,316	86,316
Property and equipment, net	899	33,030

Total assets	$17,443,441	$10,709,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued liabilities	$82,224	$286,074
Operating lease liabilities - current	40,703	115,125
Income tax payable	915,215	1,395,418

Total current liabilities	1,038,142	1,796,617

Operating lease liabilities – non current	30,680	71,383
Total liabilities	1,068,822	1,868,000

Temporary equity:
Redeemable Series B preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,013,500 and 6,013,500 issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	812,851	—
Stockholders’ equity:
Series B preferred stock, $0.0001 par value, total 10,000,000 shares authorized, 6,013,500 and 6,013,500 issued and outstanding, classified as temporary equity and equity, as of March 31, 2026 and March 31, 2025, respectively	—	601
Series C preferred stock, $0.0001 par value, total 10,000,000 shares authorized, nil and 531,886 issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	—	53
Common stock, $0.0001 par value, 700,000,000 shares authorized, 8,636,186 and 8,577,583 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	3,572	3,519
Treasury stock, 139 and 139 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,688,381	12,500,631
Retained earnings (accumulated deficit)	3,930,210	(3,603,111)
Total stockholders’ equity	15,561,768	8,841,298

Total liabilities, temporary equity and shareholders’ equity	$17,443,441	$10,709,298

*Retrospectively applied for effect of the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	For the Years Ended March 31,
	2026	2025
Revenue	$21,475,746	$8,381,274
Cost of sales	9,964,867	1,064,039
Gross profit	11,510,879	7,317,235

Operating expenses
General & administrative expenses	$2,361,443	$1,411,945
Total operating expenses	2,361,443	1,411,945

Income from operations	9,149,436	5,905,290

Other income (expenses)
Finance costs	(6,105)	(5,426)
Other income, net	118,025	9,849
Total other income	111,920	4,423

Income before income taxes	9,261,356	5,909,713

Current income tax expense	1,728,035	1,086,375

Net income	$7,533,321	$4,823,338

Total comprehensive income	$7,533,321	$4,823,338

Earnings per share of common stock:
Basic earnings per share	$0.88	$0.56
Diluted earnings per share	$0.88	$0.56

Weighted average basic & diluted shares outstanding:
Basic	8,608,245	8,577,583
Diluted	8,608,245	8,577,583

* Retrospectively applied for effect of the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Temporary equity
	Series B Preferred Stock	Series B Preferred Stock Amount	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
March 31, 2024	—	—	545,386	8,577,679	(139)	$54	$3,519	(60,395)	$11,901,231	$(8,426,449)	$3,417,960
Net income	—	—	—	—	—	—	—	—	—	4,823,338	4,823,338
Issuance of Series B preferred stock to settle amount due to a director	—	—	6,000,000	—	—	600	—	—	599,400	—	600,000
March 31, 2025	—	—	6,545,386	8,577,679	(139)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298

March 31, 2025	—	—	6,545,386	8,577,679	(139)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298
Net income	—	—	—	—	—	—	—	—	—	7,533,321	7,533,321
Conversion of Series C Preferred Stock into Common Stock	—	—	(531,886)	58,507	—	(53)	53	—	—	—	—
Reclassification of Series B Preferred Stock to Temporary Equity	6,013,500	812,851	(6,013,500)	—	—	(601)	—	—	(812,250)	—	(812,851)
March 31, 2026	6,013,500	812,851	—	8,636,186	(139)	$—	$3,572	(60,395)	$11,688,381	$3,930,210	$15,561,768

* Retrospectively applied for effect of the 2025 Reverse Stock Split on September 19, 2025.

See accompanying notes to consolidated financial statements.

QDM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$7,533,321	$4,823,338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32,131	42,297
Non-cash lease expenses	112,659	(10,479)
Changes in working capital:
Accounts receivable	(1,194,897)	(1,518,605)
Prepaid expenses and deposit	(3,912,751)	(41,365)
Long-term prepaid expenses and deposit	—	(26,733)
Accounts payable & accrued liabilities	(203,850)	(280,706)
Income tax payable	(480,203)	1,086,375
Operating lease liabilities	(115,125)	(12,777)
Net cash provided by operating activities	1,771,285	4,082,303

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net repayment to related parties	—	(1,283,221)
Proceeds from Issuance of Series B preferred stock	—	600,000
Net cash used in financing activities	—	(683,221)

NET INCREASE IN CASH	1,771,285	3,399,082
CASH, BEGINNING OF PERIOD	$8,557,305	$5,158,223
CASH, END OF PERIOD	10,328,590	8,557,305

SUPPLEMENTAL DISCLOSURES:
ROU obtained in exchange for new operating lease	—	101,843
Issuance of Series B preferred stock to offset due to related party balance	—	600,000
Reclassification of Series B Preferred Stock to temporary equity	812,851	—
Cash paid for interest	$—	$—
Cash paid for income taxes	$(2,208,238)	$—

See accompanying notes to consolidated financial statements.

QDM International Inc.

Notes to Consolidated Financial Statements

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited, which changed its name to Hong Kong YeeTah Insurance Broker Limited (“YeeTah”) in December 2022, a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance (“ORSO”) in Hong Kong, both of which are retirement protection schemes set up for employees.

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

As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the 2024 Forward Stock Split were split into ten shares of common stock and the total number of issued and outstanding shares of common stock increased from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. On April 4, 2024, the 2024 Forward Stock Split was approved and announced by the Financial Industry Regulatory Authority with an effective date on April 5, 2024.

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

Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are areas requiring significant judgements and estimates as of March 31, 2026 and March 31, 2025: allowance for credit loss, impairment of the prepaid expenses and deposits, etc.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the years ended March 31, 2026 and 2025.

Measurement of credit losses on financial instruments

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of March 31, 2026, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

During the year ended March 31, 2026, the three largest customers accounted for 31.3%, 26.1% and 11.6% of the Company’s total revenue respectively. During the year ended March 31, 2025, the two largest customers accounted for 68.1% and 12.4% of the Company’s total revenue respectively.

During the year ended March 31, 2026, the three largest suppliers (sub-brokers) accounted for 21.3%, 20.0% and 15.6% of the Company’s total costs of sale respectively. During the year ended March 31, 2025, the three largest suppliers (sub-brokers) accounted for 70.3%, 7.9% and 5.5% of the Company’s total costs of sale respectively.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there was no expected credit loss for doubtful accounts. There was no provision for credit loss for doubtful accounts for the years ended March 31, 2026 and 2025 and there was no allowance for credit loss as of March 31, 2026 and 2025.

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

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The Company generates revenue from referral services provided in connection with investment and insurance products. For investment product referral services, the transfer of control occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. For insurance product referral services, the transfer of control occurs at a point in time upon the expiration of the 21-day insurance policy cool-off period. Once the transfer of control of the referral services occurs, the Company has satisfied its performance obligation and recognizes revenue. In connection with its referral services, the company acts as an agent and, accordingly, recognizes revenue on a net basis.

A summary of the Company’s gross revenues disaggregated by major service lines for the years ended March 31, 2026 and 2025, respectively, are as follows:

	Fiscal Year Ended March 31, 2026		Fiscal Year Ended March 31, 2025
Service Type	Revenue (US$)	Percentage of Revenue	Revenue (US$)	Percentage of Revenue
Insurance brokerage services	19,903,300	92.7%	7,128,301	85.1%
Referral business	1,572,446	7.3%	1,252,973	14.9%
Total Revenue	21,475,746	100.0%	8,381,274	100.0%

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2026 and March 31, 2025.

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

There were no impairment losses for the years ended March 31, 2026 and 2025.

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

General and administrative expenses

General and administrative expenses generally consist primarily of employee salaries, bonus to employees, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

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

The redeemable shares are initially recorded at their fair value at date of issuance. Subsequent measurement of the redeemable shares is evaluated in accordance with ASC 480-10-S99. Because the redemption feature is contingent upon the occurrence of a future event that is not currently probable of occurring, the Company has not adjusted the carrying amount of the redeemable shares to the redemption amount.

In addition, the contractual redemption amount of $6,031.5 is less than the initial carrying amount of $812,851 of the redeemable shares. Accordingly, no accretion to redemption value has been recognized, and the carrying amount of the redeemable shares has not been adjusted subsequent to initial recognition. The redeemable shares continue to be presented in temporary equity at their initial carrying amount.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s adopted ASU 2023-09 during the fiscal year ended March 31, 2026 and the adoption does not have a material impact on its financial statements and disclosures.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider specific factors to determine the accounting acquirer and removes the requirement that the primary beneficiary always is the acquirer for certain transactions. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Equity

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, there were 8,636,186 shares of common stock, 6,013,500 shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

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

On October 1, 2025, Mr. Zheng entered into the Shareholder Agreement with the Company, pursuant to which Mr. Zheng agreed not to sell, assign, or otherwise transfer, or enter into any contract or arrangement to effect any such sale, assignment or transfer of any share of the Series B Preferred Stock held by Mr. Zheng. Mr. Zheng has further agreed to waive any co-sales rights enjoyed by holders of Series B Preferred Stock pursuant to the Articles of Incorporation, as amended on October 4, 2024. Pursuant to the agreement, upon the occurrence of (i) any merger, consolidation, stock sale, asset sale, or other transaction or series of related transactions in which a person or group (other than Mr. Zheng) acquires, directly or indirectly, ownership of more than 50% of the voting power of the Company or all or substantially all of the Company’s assets, or (ii) any transaction or series of related transactions that results in a change in the power to elect a majority of the Company’s board of directors, the Company shall repurchase all of the shares of Series B Preferred Stock held by Mr. Zheng for a purchase price of $0.001 per share. Such redemption shall be effected at a per share price of $0.001 (the “repurchase price”), with the aggregate redemption value amounting to $6,013.50.

Upon execution of the Shareholder Agreement, because the Series B preferred stock is contingently redeemable upon the occurrence of events that are not solely within the Company’s control, the Company reclassified all 6,013,500 Series B preferred stock from preferred stock – permanent equity to temporary equity at its then-current carrying amount of $812,851. The reclassification and related activity are presented in the Statement of Changes in Temporary Equity and Stockholders’ Equity for the year ended March 31, 2026.

Pursuant to the Shareholder Agreement, upon the occurrence of a qualifying change in control event, the Company is required to repurchase the Series B preferred stock held by Mr. Zheng at the repurchase price. As of March 31, 2026, the aggregate redemption value based on shares outstanding would have been less than the carrying amount of the redeemable Series B preferred stock; therefore, the Company recorded no accretion and continued to present the redeemable Series B preferred stock at its carrying amount of $812,851 as of March 31, 2026.

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

2024 Forward Stock Split

On April 5, 2024, the Company effected a forward split of its issued and outstanding shares of common stock at a ratio of 10-for-1. As a result of the 2024 Forward Stock Split, each issued and outstanding share of the Company’s common stock prior to the effective time of the Forward Stock Split are split into ten shares of common stock and the total number of issued and outstanding shares of common stock increases from 29,156,393 shares to 291,563,930 shares. The 2024 Forward Stock Split has no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of its Series C Convertible Preferred Stock will be proportionately adjusted.

2025 Reverse Stock Split

On September 19, 2025, the Company effected a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-34. As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split, the total number of issued and outstanding shares of common stock decreased from 291,563,930 to 8,577,679. The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of our Series C Convertible Preferred Stock were proportionately adjusted. The 2025 Reverse Stock Split has been retrospectively applied to the financial statements for the fiscal year ended March 31, 2025.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000). YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of March 31, 2026.

4. Prepaid Expenses and Deposits

Prepaid expenses and deposits as of March 31, 2026 and 2025 consisted of the following:

	March 31, 2026	March 31, 2025
	US$	US$
Current assets:
Prepaid referral fees	4,021,019	105,748
Prepaid professional fees	20,000	20,000
Other prepaid expenses	16,500	19,020
Total prepaid expenses and deposits	4,057,519	144,768

Non-current assets:
Lease deposits	86,316	86,316
Total long-term prepaid expenses and deposits	86,316	86,316

Prepaid expenses and deposits consisted primarily of prepaid referral fees, professional fees and lease deposits. Prepaid referral fees represent amounts paid to third-party referral partners in advance of services to be rendered. Prepaid professional fees primarily consist of audit fees paid in advance for audit services. Lease deposits represent refundable deposits under office lease and utility service agreements, of which the non-current portion is expected to be recovered after more than one year.

As of March 31, 2026 and March 31, 2025, outstanding prepaid referral fees balances were approximately HK$31.2 million (US$4.0 million) and HK$0.77 million (US$0.1 million), respectively. The Company determined that these outstanding balances were not impaired as of March 31, 2026 and March 31, 2025, respectively, given such prepayments will be offset against future referral fees.

5. Related Party Transaction

Related Parties

Name of related parties	Relationship with the Company
Huihe Zheng	Principal shareholder, Chief Executive Officer and Chairman of the Company

Related Party Transactions

We had the following related party transactions for the fiscal years ended March 31, 2026 and 2025:

(i)	During the year ended March 31, 2026, no advances were made by Huihe Zheng to the Company. During the year ended March 31, 2025, Huihe Zheng advanced $129,056 to the Company to support its operations.

(ii)	During the year ended March 31, 2026, the Company paid $700,000 to Huihe Zheng in connection with a one-time special bonus in recognition of his past performance and contributions to the Company. During the year ended March 31, 2025, no payment was made by the Company to Huihe Zheng.

(iii)	During the year ended March 31, 2026, no repayment was made by the Company to Huihe Zheng. During the year ended March 31, 2025, the Company repaid $812,277 to Huihe Zheng.

(iv)	On October 9, 2024, the Company issued 6,000,000 Series B Shares to Huihe Zheng at a purchase price of $0.10 per share, in exchange for the cancellation by Mr. Zheng of a portion of the currently outstanding principal amount of the debt owed by the Company to Mr. Zheng, in the amount of US$600,000, which was loaned by Mr. Zheng to the Company providing for its working capital and general corporate expenses.

Related Party Balance

As of March 31, 2026 and March 31, 2025, the Company did not have any amounts due from or due to related party.

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

US

Under the current Florida state and US federal income tax, the Company does not need to pay income taxes as Florida state does not levy income tax. The federal income tax is based on a flat rate of 21% for the calendar year of 2026 (2025: 21%).

During the year ended March 31, 2026, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the first annual period beginning after December 15, 2024. Adoption did not affect the recognized amounts of income tax expense or related tax balances; it expanded the income tax disclosures presented below. Prior comparative periods are not restated (prospective application).

Components of income (loss) before income taxes

The following table presents the components of income (loss) before income taxes by geographic region for the year ended March 31, 2026, in accordance with the updated requirements of ASU 2023-09:

March 31, 2026
US$
United States	(757,815)
Foreign (Hong Kong)	10,019,171
Total income before income taxes	9,261,356

The following tables present the provision for benefit from income taxes for the year ended March 31, 2026, in accordance with the updated requirements of ASU 2023-09:

March 31, 2026
Current income taxes:	US$
U.S. Federal	—
U.S. State & local (net)	—
Foreign (Hong Kong)	1,728,035
Total current	1,728,035

Deferred income taxes:
U.S. Federal	—
U.S. State & local (net)	—
Foreign (Hong Kong)	—
Total deferred	—

Income tax expenses	1,728,035

Reconciliation of the differences between statutory tax rate and the effective tax rate

The Company operates in serval tax jurisdictions. Therefore, its income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the US statutory income tax rates to the Company’s pre-tax income for the year ended March 31, 2025 as follows:

March 31, 2025
US$
Income before income tax expenses	6,692,553
US federal statutory income tax rate	21%
Income tax calculated at statutory rate	1,405,436
Decrease in income tax expense resulting from:
Rate differences in various jurisdictions	(263,156)
Non-deductible expenses	8,882
Change in valuation allowance of deferred income tax assets	(43,633)
Additional tax reduction related to HK two-tiered profits tax regime	(21,154)
Income tax expense	1,086,375

During the year ended March 31, 2026, the Company adopted ASU 2023-09. As a result of the adoption, the effective income tax rate for the year ended March 31, 2026 from the US statutory income tax rates as follows:

	For the year ended March 31, 2026
	US$	%
US Federal Statutory Tax Rate	2,104,026	21.0%

State and local income taxes, net of federal income tax effect	—	0.0%
Foreign tax effects:
Hong Kong
Effect of rates different than statutory	(456,118)	-26.1%
Non-deductible items	115,500	6.7%
Hong Kong two-tier tax regime benefit and exempt interest income	(40,628)	-2.4%
Change in valuation allowance of deferred income tax assets	5,255	9.2%
Total income tax expenses and effective tax rate	1,728,035	18.7%

Income Taxes Paid

The amount of cash paid for income taxes (net of refunds) for the fiscal year ended March 31, 2026 is as follows:

For the year ended March 31, 2026
US$
United States	—
Foreign (Hong Kong)	2,208,238
Total income taxes paid, net of refunds	2,208,238

The tax effect of temporary differences that gives rise to significant portions of the deferred tax assets and liabilities are presented below:

	March 31, 2026	March 31, 2025
	US$	US$
Deferred tax assets:
Net operating loss carryforwards	159,141	164,396
Gross deferred tax assets	159,141	164,396
Less valuation allowance	(159,141)	(164,396)
Total deferred tax assets	-	-

Deferred tax liabilities:
Gross deferred tax liabilities	-	-
Net deferred tax asset	-	-

As of March 31, 2026 and 2025, there was net operating loss (“NOL”) carryforward in the United States of $473,779 and $314,637 respectively and they can be carried forward indefinitely. Fully valuation allowance has been provided to these NOLs as of March 31, 2026 and 2025 as the Company did not believe these NOLs will more likely than not be realized in foreseeable future.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2026, the Company did not have any significant unrecognized uncertain tax positions.

7. General and Administrative Expenses

	March 31, 2026	March 31, 2025
	US$	US$
Staff cost	718,741	440,216
Director bonus	700,000	—
Legal and professional fees	623,835	702,705
Rent and rates	162,351	167,162
Depreciation charges	32,132	42,297
Travel expenses	63,773	24,320
Insurance	20,423	17,659
Others	40,188	17,586
Total	2,361,443	1,411,945

8. Earnings Per Share

Basic and diluted net earnings per share for each of the periods presented are calculated as follows:

	March 31, 2026	March 31, 2025
	US$	US$
Numerator:
Net income attributable to ordinary shareholders – basic and diluted	7,533,321	4,823,338

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	8,608,245	8,577,583
Earnings per share attributable to ordinary shareholders – basic and diluted	0.88	0.56

Basic earnings per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. No securities were anti-dilutive for diluted earnings per share for the periods presented.

9. Commitments and Contingencies

Other than two office leases both with a lease term of 3 years that the Company entered into in April 2023 (the “2023 Office Lease”) and in February 2025 (the “2025 Office Lease”) as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of March 31, 2026.

Operating lease

The 2023 Office Lease has a remaining lease term of the operating lease of 0.1 year and discount rate used for the operating lease is 10.34%.

The 2025 Office Lease has a remaining lease term of the operating lease of 1.9 years and discount rate used for the operating lease is 7.7%.

During the years ended March 31, 2026 and 2025, the operating lease expense recognized was $124,408 and $127,946 respectively.

	2023 Office Lease	2025 Office Lease	Total
2027	6,441	38,128	44,569
2028	—	31,773	31,773
Total future minimum lease payments	$6,441	$69,901	$76,342
Less: imputed interest	(55)	(4,904)	(4,959)
Total operating lease liability	$6,386	$64,997	$71,383
Less: operating lease liability – current	6,386	34,317	40,703
Total operating lease liability – non current	$—	$30,680	$30,680

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our business, financial position, cash flows or results of operations taken as a whole. As of March 31, 2026, the Company is not a party to any material legal or administrative proceedings.

10. Segment Information

The Company operates and manages its business as a single operating segment. This is consistent with the manner in which the CODM reviews financial information and makes decisions about resource allocation. The Company’s CODM has been identified as the Chief Executive Officer, who reviews the Company’s assets, operating results, and financial metrics as a whole to make decisions about allocating the Company’s resources and assessing its financial performance.

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

Since the Company operates in only one reportable segment, all financial information required by ASC 280 is presented in the accompanying consolidated financial statements. Substantially all of the Company’s revenues are derived from customers located in Hong Kong and all of its long-lived assets are located in the same geographic areas.

The Company operates as one operating and reportable segment, and as such the significant expenses regularly provided to the CODM are those presented on the statements of operations. These significant segment expenses include general and administrative expenses.

11. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026 through the date of issuance of the financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements other than described below.

On May 22, 2026, the Company’s Board approved the QDM International Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was subsequently registered through Form S-8 filed on June 2, 2026. The 2026 Plan is designed to attract, retain, and motivate directors, consultants, and key employees to exert their best efforts on behalf of the Company and align their interests with those of the Company’s stockholders. Under the 2026 Plan, the Company has authorized the issuance of up to 1,295,427 shares of common stock for awards, subject to an automatic annual increase beginning January 1, 2027. As of June 29, 2026, the Company has not issued or granted any shares under the 2026 Plan.