Form 10-Q
period 2026-06-30
QDM International Inc.
filed 2026-08-14
CIK 1094032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 8,636,186 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

QDM INTERNATIONAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2026

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,162,351	$10,328,590
Accounts receivable, net of credit loss allowance of $Nil and $Nil	879,998	2,897,114
Prepaid expenses and deposits	9,808,097	4,057,519
Total current assets	20,850,446	17,283,223

Right of use assets – operating lease	192,312	73,003
Long-term prepaid expenses and deposits	86,316	86,316
Property and equipment, net	—	899

Total assets	$21,129,074	$17,443,441

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable & accrued liabilities	$124,655	$82,224
Operating lease liabilities - current	115,381	40,703
Income tax payable	1,287,293	915,215

Total current liabilities	1,527,329	1,038,142

Operating lease liabilities – non current	75,342	30,680
Total liabilities	1,602,671	1,068,822

Temporary equity:
Redeemable Series B preferred stock, $0.0001 par value, 30,000,000 shares authorized, 6,013,500 and 6,013,500 issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	812,851	812,851
Shareholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized, 8,636,186 and 8,636,186 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	3,572	3,572
Treasury stock, 139 and 139 shares at cost	(60,395)	(60,395)
Additional paid-in capital	11,688,381	11,688,381
Retained earnings	7,081,994	3,930,210
Total shareholders’ equity	18,713,552	15,561,768

Total liabilities, temporary equity and shareholders’ equity	$21,129,074	$17,443,441

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Revenue	$8,392,383	$3,594,997
Cost of sales	4,128,106	1,050,746
Gross profit	4,264,277	2,544,251

Operating expenses
General & administrative expenses	484,497	367,194
Total operating expenses	484,497	367,194

Income from operations	3,779,780	2,177,057

Other income (expenses)
Finance costs	(1,487)	(1,718)
Other income, net	17,566	52,406
Total other income	16,079	50,688

Income before income taxes	3,795,859	2,227,745

Current income tax expenses	644,075	375,933

Net income	$3,151,784	$1,851,812

Total comprehensive income	$3,151,784	$1,851,812

Earnings per share of common stock:
Basic earnings per share	$0.36	0.22
Diluted earnings per share	$0.36	0.22

Weighted average basic & diluted shares outstanding:
Basic	8,636,186	8,577,679
Diluted	8,636,186	8,577,679

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Temporary equity
	Series B Preferred Stock	Series B Preferred Stock Amount	Preferred Stock	Common Stock	Treasury Stock	Preferred Stock Amount	Common Stock Amount	Treasury Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
March 31, 2025	—	—	6,545,386	8,577,679	(139)	$654	$3,519	(60,395)	$12,500,631	$(3,603,111)	$8,841,298
Net income	—	—	—	—	—	—	—	—	—	1,851,812	1,851,812
June 30, 2025 (Unaudited)	—	—	6,545,386	8,577,679	(139)	$654	$3,519	(60,395)	$12,500,631	$(1,751,299)	$10,693,110

March 31, 2026	6,013,500	812,851	—	8,636,186	(139)	$—	$3,572	(60,395)	$11,688,381	$3,930,210	$15,561,768
Net income	—	—	—	—	—	—	—	—	—	3,151,784	3,151,784
June 30, 2026 (Unaudited)	6,013,500	812,851	—	8,636,186	(139)	$—	$3,572	(60,395)	$11,688,381	$7,081,994	$18,713,552

See accompanying notes to condensed consolidated financial statements.

QDM INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,151,784	$1,851,812
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	899	10,763
Non-cash lease expenses	(119,309)	27,140
Changes in working capital:
Accounts receivable	2,017,116	1,035,005
Prepaid expenses	(5,468,527)	(35,024)
Long-term prepaid expenses	—	59,583
Accounts payable & accrued liabilities	42,431	605,497
Income tax payable	372,078	375,933
Operating lease liabilities	119,340	(38,329)
Net cash provided by operating activities	115,812	3,892,380

Cash flows from investing activities:
Prepayment in connection with MCM Acquisition	(282,051)	—
Net cash used in investing activities	(282,051)	—

Cash flows from financing activities:
Payment for offering cost	—	(40,000)
Net cash used in financing activities	—	(40,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(166,239)	3,852,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$10,328,590	$8,557,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	10,162,351	12,409,685

SUPPLEMENTAL DISCLOSURES:
Right-of-use assets obtained in exchange for new operating lease liabilities	149,366	—
Cash paid for interest	$—	$—
Cash paid for income taxes	$(272,001)	$—

See accompanying notes to condensed consolidated financial statements.

QDM International Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025

1. Organization and principal activities

QDM International Inc. (“QDM,” and collectively with its subsidiaries, the “Company”) was incorporated in Florida in March 2020 and is the successor to 24/7 Kid Doc, Inc. (“24/7 Kid”), which was incorporated in Florida in November 1998. The Company conducts its business through an indirectly wholly owned subsidiary, YeeTah Insurance Consultant Limited, which changed its name to Hong Kong YeeTah Insurance Broker Limited (“YeeTah”) in December 2022, a licensed insurance brokerage company located in Hong Kong, China. YeeTah sells a wide range of insurance products, consisting of two major categories: (1) life and medical insurance, such as individual life insurance; and (2) general insurance, such as automobile insurance, commercial property insurance, liability insurance, homeowner insurance. In addition, as a Mandatory Provident Fund (“MPF”) intermediary, YeeTah also assists its customers with their investment through the MPF and the Occupational Retirement Schemes Ordinance (“ORSO”) schemes in Hong Kong, both of which are retirement protection schemes set up for employees.

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

On May 22, 2026, the Company’s Board approved the QDM International Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was subsequently registered through Form S-8 filed on June 2, 2026. The 2026 Plan is designed to attract, retain, and motivate directors, consultants, and key employees to exert their best efforts on behalf of the Company and align their interests with those of the Company’s stockholders. Under the 2026 Plan, the Company has authorized the issuance of up to 1,295,427 shares of common stock for awards, subject to an automatic annual increase beginning January 1, 2027. As of the date of this Report, the Company has not issued or granted any shares under the 2026 Plan.

On May 13, 2026, the Company incorporated Yau Tat Holding Limited (“Yau Tat BVI”), a BVI company 100% owned by the Company. On June 3, 2026, through Yau Tat BVI, the Company incorporated Yau Tat Group Limited (“Yau Tat HK”), a Hong Kong corporation 100% owned by Yau Tat BVI.

On July 9, 2026, the Company acquired MCM Wealth Management (Hong Kong) Limited (the “MCM”), a Hong Kong insurance brokerage company for a purchase price of HK$2,200,000 (approximately US$280,000) (the “MCM Acquisition”). After the MCM Acquisition, MCM became a wholly owned subsidiary of Yau Tat HK. On August 11, 2026, MCM changed its name to Hong Kong Wintah Insurance Broker Limited (“Wintah”).

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026, and for the three months ended June 30, 2026 and 2025. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the operating results for any subsequent quarterly period for the rest of the fiscal year ending March 31, 2027, or future periods. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2026.

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

The exchanges rates used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2026 and 2025, and the year ended March 31, 2026.

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

Certain Risks and Concentration

The Company’s financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and receivables, and other assets. As of June 30, 2026, substantially all of the Company’s cash and cash equivalents were held in major financial institutions located in Hong Kong, which management considers to being of high credit quality.

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

The Company historically did not have material bad debts in accounts receivable and management believed that there were no expected credit loss for doubtful accounts. There were no provision for credit loss for doubtful accounts for the three months ended June 30, 2026 and 2025 and there was no allowance for credit loss as of June 30, 2026 and March 31, 2026.

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

Referral Business

Under ASC 606, revenue is recognized when the customer obtains control of a good or service. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The Company generates revenue from referral services provided in connection with investment and insurance products. For investment product referral services, the transfer of control occurs at a point in time when the trust company confirms the referred client’s purchase of the investment product and the receipt of the corresponding funds. For insurance product referral services, the transfer of control occurs at a point in time upon the expiration of the 21-day insurance policy cool-off period. Once the transfer of control of the referral services occurs, the Company has satisfied its performance obligation and recognizes revenue. In connection with its referral services, the Company acts as an agent and, accordingly, recognizes revenue on a net basis. For the three months ended June 30, 2026 and 2025, the Company generated $540 and $32,800 from referral business, respectively.

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

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2026 and March 31, 2026.

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

There were no impairment losses for the three months ended June 30, 2026 and 2025.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s adopted ASU 2023-09 during the fiscal year ended March 31, 2026 and the adoption did not have a material impact on its financial statements and disclosures.

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

In May 2025, FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE),” which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider specific factors to determine the accounting acquirer and removes the requirement that the primary beneficiary always is the acquirer for certain transactions. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance.

In September 2025, FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Equity

The Company’s authorized capital stock consists of 700,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, there were 8,636,186 shares of common stock, 6,013,500 shares of Series B Preferred Stock and no shares of Series C Preferred Stock issued and outstanding.

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

On October 1, 2025, Mr. Zheng entered into the Shareholder Agreement relating to his shares of Series B Preferred Stock, pursuant to which he agreed to restrictions on the sale, assignment, or transfer of such shares and waived any co-sales rights. The agreement also provides for the Company’s repurchase of all shares of Series B Preferred Stock held by Mr. Zheng upon the occurrence of change-of-control events. Such redemption shall be effected at a per share price of $0.001 (the “repurchase price”), with the aggregate redemption value amounting to $6,013.50.

Upon execution of the Shareholder Agreement, because the Series B preferred stock is contingently redeemable upon the occurrence of events that are not solely within the Company’s control, the Company reclassified all 6,013,500 Series B preferred stock from preferred stock – permanent equity to temporary equity at its then-current carrying amount of $812,851.

Pursuant to the Shareholder Agreement, upon the occurrence of a qualifying change in control event, the Company is required to repurchase the Series B preferred stock held by Mr. Zheng at the repurchase price. As of June 30, 2026, the aggregate redemption value based on shares outstanding would have been less than the carrying amount of the redeemable Series B preferred stock; therefore, the Company recorded no accretion and continued to present the redeemable Series B preferred stock at its carrying amount of $812,851 as of June 30, 2026.

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

2025 Reverse Stock Split

On September 19, 2025, the Company effected a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-34. As a result of the 2025 Reverse Stock Split, each 34 shares of the common stock issued and outstanding prior to the split were combined into one share of the common stock issued and outstanding after the 2025 Reverse Stock Split, the total number of issued and outstanding shares of common stock decreased from 291,563,930 to 8,577,679. The 2025 Reverse Stock Split had no impact on the Company’s issued and outstanding shares of preferred stock other than that the conversion rate and voting rights of its Series C Convertible Preferred Stock were proportionately adjusted. The 2025 Reverse Stock Split has been retrospectively applied to the financial statements for the three months ended June 30, 2025.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. As per the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000). YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2026.

4. Prepaid Expenses and Deposits

Prepaid expenses and deposits as of June 30, 2026 and March 31, 2026 consisted of the following:

	June 30, 2026	March 31, 2026
	US$	US$
Current assets:
Prepaid referral fees	9,513,671	4,021,019
Prepaid professional fees	—	20,000
Prepayment in connection with MCM Acquisition	282,051	—
Other prepaid expenses	12,375	16,500
Total prepaid expenses and deposits	9,808,097	4,057,519

Non-current assets:
Lease deposits	86,316	86,316
Total long-term prepaid expenses and deposits	86,316	86,316

Prepaid expenses and deposits consisted primarily of prepaid referral fees, professional fees and lease deposits. Prepaid referral fees represent amounts paid to third-party referral partners in advance of services to be rendered. Prepayment related to the MCM Acquisition pertains to the acquisition completed on July 9, 2026, whereby the Company acquired MCM at a total purchase price of HK$2,200,000 (approximately US$280,000). Lease deposits represent refundable deposits under office lease and utility service agreements, of which the non-current portion is expected to be recovered after more than one year.

As of June 30, 2026 and March 31, 2026, outstanding prepaid referral fees balances were approximately HK$74.2 million (US$9.5 million) and HK$31.2 million (US$4.0 million), respectively. The Company determined that these outstanding balances were not impaired as of June 30, 2026 and March 31, 2026, respectively, given such prepayments will be offset against future referral fees.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2026, the Company did not have any significant unrecognized uncertain tax positions.

Since April 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the first annual period beginning after December 15, 2024. Adoption did not affect the recognized amounts of income tax expense or related tax balances; it expanded the income tax disclosures presented below. Prior comparative periods are not restated (prospective application).

Components of income (loss) before income taxes

The following table presents the components of income (loss) before income taxes by geographic region for the three months ended June 30, 2026, in accordance with the updated requirements of ASU 2023-09:

June 30, 2026
US$
United States	(260,832)
Foreign (Hong Kong)	4,056,691
Total income (loss) before income taxes	3,795,859

The following tables present the provision for benefit from income taxes for the three months ended June 30, 2026, in accordance with the updated requirements of ASU 2023-09:

June 30, 2026
Current income taxes:	US$
U.S. Federal	—
U.S. State & local (net)	—
Foreign (Hong Kong)	644,075
Total current	644,075

Deferred income taxes:
U.S. Federal	—
U.S. State & local (net)	—
Foreign (Hong Kong)	—
Total deferred	—

Income tax expenses	644,075

During the three months ended June 30, 2026, the Company adopted ASU 2023-09. As a result of the adoption, the effective income tax rate for the three months ended June 30, 2026 as follows:

	For the three months ended June 30, 2026
	US$	%
US Federal Statutory Tax Rate	797,130	21.0%

State and local income taxes, net of federal income tax effect	—	0.0%
Foreign tax effects:
Hong Kong	(165,286)	-4.4%
Effect of rates different than statutory	(21,154)	-0.6%
Non-deductible items	148	0.0%
Hong Kong two-tier tax regime benefit and exempt interest income	(21,538)	-0.6%
Change in valuation allowance of deferred income tax assets	54,775	1.4%
Total income tax expenses and effective tax rate	644,075	17.0%

Income Taxes Paid

The amount of cash paid for income taxes (net of refunds) for the three months ended June 30, 2026 is as follows:

For the three months ended June 30, 2026
US$
United States	—
Foreign (Hong Kong)	272,001
Total income taxes paid, net of refunds	272,001

6. Commitments and Contingencies

Other than the two office leases that the Company entered into in February 2025 (the “2025 Office Lease”) and in April 2026 (the “2026 Office Lease”), with a lease term of 3 years and 1.8 years, respectively, as described below, the Company did not have significant commitments, long-term obligations, or guarantees as of June 30, 2026.

Operating lease

The 2025 Office Lease has a remaining lease term of the operating lease of 1.6 years and discount rate used for the operating lease is 7.7%. The monthly rent expense under the lease is HKD 24,783 (USD 3,177).

The 2026 Office Lease has a remaining lease term of the operating lease of 1.6 year and discount rate used for the operating lease is 4.9%. The monthly rent expense under the lease is HKD 55,936 (USD 7,171).

During the three months ended June 30, 2026 and 2025, the operating lease expense recognized was $31,309 and $31,102, respectively.

Contingencies

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. As of June 30, 2026, the Company is not a party to any material legal or administrative proceedings.

7. Earnings Per Share

Basic and diluted net earnings per share for each of the periods presented are calculated as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
	US$	US$
Numerator:
Net income attributable to ordinary shareholders – basic and diluted	3,151,784	1,851,812

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	8,636,186	8,577,679
Earnings per share attributable to ordinary shareholders – basic and diluted	0.36	0.22

Basic earnings per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. No securities were anti-dilutive for diluted earnings per share for the periods presented.

8. Segment Information

The Company operates and manages its business as a single operating segment. This is consistent with the manner in which the chief operating decision maker (CODM) reviews financial information and makes decisions about resource allocation.

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

9. Subsequent Events

On July 9, 2026, the Company acquired MCM for a purchase price of HK$2,200,000 (approximately US$280,000). After the MCM Acquisition, MCM became a wholly owned subsidiary of Yau Tat HK. On August 11, 2026, MCM changed its name to Hong Kong Wintah Insurance Broker Limited.

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

Overview

QDM International Inc. is a holding company incorporated in Florida with no material operations of its own, and conducts business through our indirectly wholly owned subsidiary, YeeTah, primarily in Hong Kong.

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

On May 22, 2026, the Company’s Board approved the QDM International Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was subsequently registered through Form S-8 filed on June 2, 2026. The 2026 Plan is designed to attract, retain, and motivate directors, consultants, and key employees to exert their best efforts on behalf of the Company and align their interests with those of the Company’s stockholders. Under the 2026 Plan, the Company has authorized the issuance of up to 1,295,427 shares of common stock for awards, subject to an automatic annual increase beginning January 1, 2027. As of the date of this Report, the Company has not issued or granted any shares under the 2026 Plan.

On May 13, 2026, the Company incorporated Yau Tat BVI. On June 3, 2026, through Yau Tat BVI, the Company incorporated Yau Tat HK.

On July 9, 2026, the Company acquired MCM for a purchase price of HK$2,200,000 (approximately US$280,000). After the MCM Acquisition, MCM became a wholly owned subsidiary of Yau Tat HK. On August 11, 2026, MCM changed its name to Hong Kong Wintah Insurance Broker Limited.

Results of Operations

Three Months Ended June 30, 2026 and 2025

The following table presents an overview of our results of operations for the three months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Revenue:
Insurance brokerage services	$8,391,843	$3,562,197
Referral business	540	32,800
Total revenue	8,392,383	3,594,997
Cost of sales	4,128,106	1,050,746
Gross profit	4,264,277	2,544,251

Operating expenses:
General & administrative expenses	$484,497	$367,194
Total operating expenses	484,497	367,194

Income from operations	3,779,780	2,177,057

Total other income	16,079	50,688

Current income tax expenses	644,075	375,933

Net income	$3,151,784	$1,851,812

Revenue

Revenue increased by approximately $4.8 million, or 133.4%, for the three months ended June 30, 2026 as compared to the same period of 2025. The increase was mainly due to (i) addition of insurance companies that offer more insurance products, and (ii) the increase of the number of our referral partners.

Cost of sales

Cost of sales increased by approximately $3.1 million, or 292.9%, for the three months ended June 30, 2026 as compared to the same period of 2025. The increase was primarily due to higher referral fees paid. During the three months ended June 30, 2026, the Company had higher referral fee rates. Effective October 1, 2025, the Company adjusted its standard referral fee rate to approximately 50% to align with market conditions, maintain competitiveness, and comply with the referral commission regulations issued by the Hong Kong Insurance Authority (the “IA”), which establishes a 50% benchmark rate. This compares to the three months ended June 30, 2025, when the Company applied a referral fee rate of approximately 15% and supplemented payments with additional discretionary bonuses to certain partners. The shift to the higher fixed benchmark rate drove the incremental commission expense recorded in the current period.

Gross profit

Gross profit margin decreased by approximately 20.0%, from 70.8% for the three months ended June 30, 2025 to 50.8% for the three months ended June 30, 2026, which was in line with the significant increase in cost of sales.

General and administrative expenses

General and administrative expenses generally are fixed and consist primarily of employee salaries, office rent, insurance costs, general office operating expenses (e.g., utilities, repairs and maintenance) and professional fees in engaging various service providers.

General and administrative expenses increased by approximately $117,000, or 31.9%, for the three months ended June 30, 2026 as compared to the same period of 2025. The change is primarily due to hiring of more employees, and an increase in payroll expenses related to the Company’s Chief Executive Officer, Mr. Zheng, whose employment agreement became effective in December 2025.

Other income

Other income decreased by approximately $35,000, or 68.3%, for the three months ended June 30, 2026 as compared to the same period of 2025. The change is primarily due to the Company not maintaining any time deposits during the three month ended June 30, 2026, while the Company earned interest income from time deposits during the same period of 2025.

Current income tax expenses

Current income tax expenses increased by approximately $268,000, or 71.3%, for the three months ended June 30, 2026 as compared to the same period of 2025. The change is primarily due to increase in profits in the three months ended June 30, 2026.

Net income

As a result of the factors described above, net income for three months ended June 30, 2026 increased by approximately $1,300,000, or 70.2%, as compared to the same period of 2025.

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

The exchanges rate used for translation from Hong Kong dollar to US$ was 7.8000, a pegged rate determined by the linked exchange rate system in Hong Kong. This pegged rate was used to translate Company’s balance sheets, income statement items and cash flow items for both the three months ended June 30, 2026 and 2025, and the year ended March 31, 2026.

Liquidity and Capital Resources

Our working capital requirements mainly comprise of commissions paid to technical representatives and referral fees, operating lease payments and employee salaries. We have financed our operations primarily through cash generated by operating activities, equity financings and advances from our principal shareholder. QDM is a holding company and conducts substantially all of its operations through YeeTah, which is its only entity that has operating cash inflows. Our expenses are paid by the cash provided by our operating activities. As of June 30, 2026 and March 31, 2026, we had $10,162,351 and $10,328,590, respectively, in cash and cash equivalents, which primarily consisted of cash deposited in banks.

YeeTah is a licensed insurance broker company in Hong Kong and subject to certain Hong Kong insurance broker requirements regarding its share capital and net assets. According to the requirements, a licensed insurance broker company must at all times maintain a paid-up share capital of not less than US$64,103 (HK$500,000) and net assets of not less than US$64,103 (HK$500,000). YeeTah was in compliance with the applicable minimum paid-up share capital and net assets requirements as of June 30, 2026 and March 31, 2026.

The table below shows our cash flow for the periods indicated:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net cash provided by operating activities	$115,812	$3,892,380
Net cash used in investing activities	(282,051)	—
Net cash used in financing activities	—	(40,000)
Net (decrease) increase in cash, cash equivalents	(166,239)	3,852,380
Cash and cash equivalents at beginning of period	10,328,590	8,557,305
Cash and cash equivalents at end of period	$10,162,351	$12,409,685

Operating Activities:

Net cash generated from operating activities was approximately $116,000 for the three months ended June 30, 2026, compared to net cash generated from operating activities of approximately $3.9 million for the same period in 2025, representing an decrease of approximately $3.8 million in the net cash inflow in operating activities. The decrease in net cash generated from operating activities was primarily attributable to changes in working capital, partially offset by an increase in net income of approximately $1.3 million for the three months ended June 30, 2026, compared to the same period of 2025. The significant changes in working capital were as follows:

(1)	Decrease in accounts receivable resulted in an approximately $2.0 million cash inflow for the three months ended June 30, 2026 compared to an approximately $1.0 million cash inflow for the same period of 2025, which led to an approximately $1.0 million increase in net cash inflow from operating activities.

(2)	Increase in accounts payable and accrued liabilities resulted in an approximately $42,000 cash inflow for the three months ended June 30, 2026 compared to an approximately $605,000 cash inflow for the same period of 2025, which led to an approximately $563,000 decrease in net cash inflow from operating activities.

(3)	Increase in short-term and long-term prepaid expenses resulted in an approximately $5.5 million cash outflow for the three months ended June 30, 2026 compared to an approximately $25,000 cash inflow for the same period of 2025, which led to an approximately $5.5 million increase in net cash outflow from operating activities. During the period, the Company made several prepayments to newly contracted referrers for future referral fees. As of June 30, 2026, the outstanding prepaid balance was approximately HK$74.2 million (US$9.5 million), with the remainder having been applied against referral fees incurred. Subsequent to June 30, 2026, approximately HK$6.2 million (US$0.8 million) of the outstanding prepaid balance was applied against referral fees during July 2026. Management of the Company expects the prepaid amount to be fully credited against the referral fees payable to the referrer by the end of March 31, 2027.

Investing Activities:

Net cash used in investing activities was approximately $282,000 for the three months ended June 30, 2026, which was attributable to prepayments of approximately HK$2.2 million (approximately US$0.28 million) in connection with the MCM Acquisition.

No cash was used in investing activities during the three months ended June 30, 2025.

Financing Activities:

No cash was used in financing activities during the three months ended June 30, 2026.

Net cash used in financing activities was approximately $40,000 for the three months ended June 30, 2025, which was attributable to payment for certain fees incurred for the proposed public offering of the shares of common stock on Nasdaq of $40,000.

Material Commitments

We have no material commitments for the next twelve months.

We had two office lease agreements and our lease commitments as of June 30, 2026, which are summarized as follows:

Operating lease

	2025 Office Lease	2026 Office Lease	Total

2027	$38,128	$86,055	$124,183
2028	22,241	53,661	75,902
Total future minimum lease payments	$60,369	$139,716	$200,085
Less: imputed interest	(3,706)	(5,656)	(9,362)
Total operating lease liability	$56,663	$134,060	$190,723
Less: operating lease liability – current	34,982	80,399	115,381
Total operating lease liability – non-current	$21,681	$53,661	$75,342

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

Off-balance Sheet Commitments and Arrangements

As of June 30, 2026, the Company did not have any material off-balance sheet arrangements that had or were reasonably likely to have any effect on their respective financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Other Information

On July 9, 2026, the Company acquired MCM for a purchase price of HK$2,200,000 (approximately US$280,000). After the MCM Acquisition, MCM became a wholly owned subsidiary of Yau Tat HK. On August 11, 2026, MCM changed its name to Hong Kong Wintah Insurance Broker Limited.

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

QDM International Inc.

Date: August 14, 2026	By:	/s/ Huihe Zheng
	Name:	Huihe Zheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)